Form 10-K405
period 1996-12-31
ECHELON INTERNATIONAL CORP
filed 1997-03-31
CIK 1023275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 3 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to

              Exact name of each Registrants specified in        I.R.S Employer
Commission    its charter, state of incorporation, address       Identification
File No       of principal executive offices, telephone           Number

001-12211     ECHELON INTERNATIONAL CORPORATION                  59-2554218
              (A Florida Corporation)
              One Progress Plaza, Suite 2400
              St. Petersburg, Florida 33701
              Telephone (813) 824-6767

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
----------------------------------------------      -------------------

Common Stock, par value $.01 per share             New York Stock Exchange
Series A Junior Participating Preferred Stock,
par value $.01 per share                           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock hold by non-affiliates of the registrant: $120,615,183 as of March 24, 1997 (based upon the closing sales price for the registrant's stock reported by the New York Stock Exchange on March 24, 1997 as published in The Wall Street Journal and, solely for these purposes, considering as non-affiliates all stockholders other than the registrant's executive officers and directors).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Common stock, par value $.01 per share, 6,763,605 shares, as of March 24,1997


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission, relating to the 1997 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.


                          ----------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.
       Item 1. Business ..............................................       1
       Item 2. Properties ............................................      18
       Item 3. Legal Proceedings .....................................      18
       Item 4. Submission of Matters to a Vote of Security Holders ...      18

PART II.

       Item 5. Market for the Registrant's Common Equity
                 and Related Stockholder Matters .....................      18
       Item 6. Selected Financial Data ...............................      19
       Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................      19
       Item 8. Financial Statements and Supplementary Data
                 Report of Independent Certified Public Accountants ..     F-1
       Item 9. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure .................   III-1

PART III.

       Item 10. Directors and Executive Officer of the Registrant ....   III-1
       Item 11. Executive Compensation ...............................   III-1
       Item 12. Security Ownership of Certain Beneficial Owners
                  and Management .....................................   III-1
       Item 13. Certain Relationships and Related Transactions .......   III-1

PART IV.

       Item 14.  Exhibits, Financial Statement Schedule, and
                   Reports on Form 8-K ...............................   III-1

       Signatures ....................................................   III-6

       Financial Statement Schedules .................................     S-1

                                     PART I

ITEM 1.  BUSINESS

General

          Echelon International Corporation ("Echelon" or the "Company") is a real estate and financial services company with operations in two business segments: (i) development, ownership and management of commercial and multi-family residential real estate (the "Real Estate Business") and (ii) collateralized financing of commercial real estate and aircraft and leasing of aircraft and other assets (the "Lending and Leasing Business"). Echelon's executive offices are located at One Progress Plaza, Suite 2400, St. Petersburg, Florida, 33701, telephone (813) 824-6767.

          Prior to December 18, 1996, Echelon was a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). On July 1, 1996, the Board of Directors of Florida Progress approved in principle a plan ("the Distribution") to distribute all the issued and outstanding Echelon Common Stock to all holders of outstanding Florida Progress Common Stock. On November 21, 1996, the Florida Progress Board of Directors formally approved the Distribution and declared a dividend payable to each holder of record at the close of business on December 5, 1996, ("Record Date") of one share of Echelon Common Stock for every 15 shares of Florida Progress Common Stock held by such holder on the Record Date.

          On April 11, 1996, Florida Progress received a ruling from the IRS that the receipt by Florida Progress stockholders of the Echelon Common Stock in the Distribution will be generally tax-free to such stockholders and Florida Progress for United States federal income tax purposes. The Distribution was made on December 18, 1996.

                            The Real Estate Business

Commercial Real Estate Ownership and Management

  General

          Echelon owns and manages a portfolio of income-producing commercial real estate properties located in Florida. The majority of these properties are located in the Tampa Bay area including Tampa, St. Petersburg and the Gateway area in between Tampa, St. Petersburg and Clearwater. With over two million residents, Tampa Bay ranks among the top 25 metropolitan areas in the United States in terms of population. The employment base of the Tampa Bay area ranks second to Miami in Florida's employment markets. According to the Commerce Department's Bureau of Economic Analysis, Tampa is expected to add at least 300,000 new jobs over the course of the next decade. Echelon believes these demographics will support Echelon's business plan to maximize the value of its assets, grow its Real Estate Business and achieve profitability.

          Echelon's owned assets include 11 major commercial real estate properties, consisting of five office buildings and six industrial sites and other properties. The following table summarizes Echelon's owned commercial real estate:

Summary of Owned Commercial Real Estate Portfolio

                                                                                                                           % of
                                                                                                                           Rentable
                                                                                       Percentage                          Sq. Ft.
                                                                                       Leased                              Leased
                                                                         Rentable      as of          Major                by Major
Project Name        Description                      Location            Sq. Ft.(2)    Dec. 31, 1996  Tenants              Tenants

Office Buildings
Bamett Tower        26-story Class A office tower    St. Petersburg, FL   294,096            96%      Florida Progress        21%
                                                                                                      Barnett Bank            16%
                                                                                                      Holland & Knight         9%
                                                                                                      Merrill Lynch            7%
                                                                                                      Raymond James            6%
                                                                                                      KPMG Peat Marwick        5%
                                                                                                      Carlton Fields           5%
McNulty
Station             5 multi-tenant, Class A office   St. Petersburg. FL    90,978            97%      Andersen Consulting     79%
                    buildings, historic renovation                                                    AmSouth Bank             8%

3rd & 3rd           3-story Class C office building  St. Petersburg. FL    32,607           100%      Florida Power(l)       100%

100 Carillon        3-story, multi-tenant Class A    St. Petersburg, FL    79,013           100%      Raymond James           83%
                    suburban office building
                    located in Carillon Park

Highpoint
Center              15-story, multi-tenant Class A   Tallahassee, FL       79,670            95%      Katz Kutter Law         46%
                    office building near the state                                                      Firm
                    capitol building                                                                  Huey Guilday Law        22%
                                                                                                        Firm

Industrial and Other Properties
Progress Center     2 multi-tenant, Class A          Gainesville, FL       87,630            59%      U of FL Tissue
                    office/research  buildings                                                          Bank, Inc.            26%
                    located in research park                                                          Pharmos Corporation     13%

Bayboro
Property            Land adjacent to                 St. Petersburg, FL   104,152           100%      Florida Power          100%
                    Harborage at Bayboro,
                    leased  to Florida Power

7th  Avenue         Class A, Industrial warehouse    Tampa, FL            187,500            54%      All Points              54%

5th  Avenue         Industrial warehouse             Tampa, FL             16,482           100%      Finer Scrap Metal      100%

Progress Packaging  Industrial warehouse             Tampa, FL            121,860            46%      Sports & Recreation     30%

Harborage  at
Bayboro             Full service marina includes     St. Petersburg, FL   235 wet slips     100%      n/a                    n/a
                    wet slips and high & dry boat                         425 dry slips     100%
                    storage, boat sales,
                    marine repair & service, parts sales,
                    and  marine supply store

----------
(1)  Lease scheduled to expire March 31, 1997.
(2)  Unless otherwise indicated.

Office Buildings

          A significant component of Echelon's total investment in real estate is represented by its portfolio of commercial office buildings. Three of Echelon's five office buildings, Barnett Tower, McNulty Station and 3rd & 3rd, are located in downtown St. Petersburg. Downtown St. Petersburg is home to more than 1,400 businesses which together employ approximately 25,000 workers. St. Petersburg is also home to the Tampa Bay Devil Rays, major league baseball's newest expansion team, which will begin playing baseball in downtown St. Petersburg in 1998.

          Barnett Tower is a 26-story, 294,096 square foot Class A office building in the center of St. Petersburg and accounts for 28% of Echelon's more than 1,000,000 square feet of owned commercial real estate. Completed in 1990, it is the newest office building in downtown St. Petersburg and is home to several of the area's most prominent firms, including Florida Progress; Barnett Bank; Merrill Lynch; KPMG Peat Marwick; Raymond James & Associates, Inc.; Carlton, Fields, Ward, Emmanuel, Smith & Cutler, P.A. and Holland & Knight. These principal tenants account for 69% of the building's occupancy and have leases with remaining terms of at least seven years. As of December 31, 1996 the property was approximately 96% leased.

          McNulty Station is a complex of five office buildings ranging in size from two to five stories, totaling 90,978 square feet, and is located across the street from the Barnett Tower. McNulty Station was part of an historic renovation completed in 1985. The buildings are all Class A buildings leased to such tenants as Andersen Consulting, and AmSouth Bancorporation. Echelon recently acquired the fifth building located on the site in conjunction with the expansion of Andersen Consulting, which leases 79% of the McNulty Station properties under a lease scheduled to expire in August 2001. As of December 31, 1996, McNulty Station was 97% leased.

          The 3rd & 3rd building is a three-story, 32,607 square foot office building located two blocks south of Barnett Tower. Florida Power Corporation currently occupies the entire building, but will be vacating the building in March 1997. Echelon is currently seeking new tenants for the property.

          Echelon's other office property in the St. Petersburg area is 100 Carillon. 100 Carillon, located in the Gateway area of Tampa Bay, is a three-story, 79,013 square foot office building housed within the 432-acre Carillon multi-use development site (the "Carillon Park"). Raymond James, a regional securities brokerage firm with headquarters in a neighboring building, with its affiliates occupies 83% of the building and recently extended its lease to December 31, 2002. The property is a Class A multi-tenant building which, as of December 31, 1996, was 100% leased. Raymond James is also planning to construct an additional building within Carillon Park, with anticipated completion by mid-1998.

          As of December 1996, the office market in downtown St. Petersburg had a vacancy rate of 16% (according to the Maddux Report of January 1997). Based on historical absorption rates, the current supply of vacant office space will hinder increases in market rental rates. This pressure on rental rates also affects suburban office markets, such as the Gateway area where 100 Carillon is located. Even though the Gateway area and the directly competing Westshore (South Tampa) area have occupancy rates exceeding 90% (according to the Maddux Report of January 1997), Echelon's business plan does not expect significant increases in rental rates until demand for office space in the downtown St. Petersburg and Tampa areas increases and existing vacancies in such areas are absorbed.

          Other Florida office properties owned by Echelon include the Highpoint Center, a 15-story, 79,670 square foot Class A office building located in downtown Tallahassee that was approximately 95% leased as of December 31, 1996. The property is situated two blocks from the state capitol building and houses several law firms with significant state business activities. The law firms constituting the building's two main tenants occupy 68% of the building with lease expirations of December 2002 and November 2000, respectively. Except for the state capitol building, Highpoint Center, which was built in 1990, is the tallest building in downtown Tallahassee.

          Echelon intends to hold its existing portfolio of office properties with a focus on generating growth in operating cash and net income through leasing to high quality tenants and controlling operating expenses.

          Industrial and Other Properties

          Although its industrial properties do not represent a significant part of Echelon's investment in commercial real estate, these properties are generally located in locations with some potential for growth. Echelon's industrial properties include Progress Center, the Bayboro Property, the 7th Avenue property, the 5th Avenue property and Progress Packaging.

          Progress Center, located near Gainesville, Florida, is an 87,630 square foot office research facility. The facility includes two buildings, each of which is comprised of approximately 25% office space and 75% laboratory space. The property is part of a 200-acre research park ("Progress Park") owned by Echelon and affiliated with nearby University of Florida. The property is approximately 59% leased, including 22,500 square feet which is occupied by University of Florida Tissue Bank, Inc. The two major tenants occupy approximately 39% of the facility. The property is designed to provide a vital link between University of Florida researchers and private industry to transfer new technologies from the laboratory to the market place.

          Echelon's Bayboro Property includes 445,500 square feet of land in St. Petersburg, 104,152 square feet of which is leased to Florida Power. Florida Power leases the land to house some of its "peaking"operations, a system of gas powered backup generators used to produce power during periods of peak electrical demand. The system includes several turbine engines to power the generators. The lease to Florida Power can be canceled upon written notice from Florida Power. The property includes a former power plant facility which Echelon is renovating for commercial office use. Most of the land comprising the Bayboro Property was acquired for its development potential. The Bayboro area is close to downtown St. Petersburg and is located within a redevelopment zone.

          Echelon has several properties located in various areas of Tampa. The 7th Avenue property, constructed in 1987, is a 187,500 square foot warehouse/distribution facility located on the east side of Tampa. The property is approximately 54% leased. The facility is one of the largest warehouse properties in a predominantly industrial neighborhood. The 5th Avenue property, located near the 7th Avenue property, is a 16,482 square foot industrial building and is 100% leased to a single tenant who has a purchase option which is expected to be exercised upon completion of environmental clean-up work by Echelon. Progress Packaging is a 121,860 square foot industrial warehouse located in West Tampa that is approximately 46% leased.

          Echelon's strategy for its industrial properties, as well as strategy for its other business segments, is currently under review. The current strategy is to aggressively market the properties to increase occupancy and cash flow. After achieving target occupancy and cash flow, a decision will be made to either sell, hold or further develop these properties.

          Echelon also owns and operates a marina, the Harborage at Bayboro, located in the Bayboro Harbor area near downtown St. Petersburg. This full service marina offers 235 wet slips and 425 high and dry slips, each of which, as of December 31, 1996, were 100% leased.

Real Estate Management

          Echelon currently manages its owned office buildings and industrial properties. Echelon intends to expand its real estate management services business by competing to manage office buildings and industrial properties for third-parties, managing Echelon's new apartment developments and managing Housing Tax Credit projects built for its own account and for third parties.

Other Owned Real Estate; Multi-Family Residential and Commercial Real Estate Development

          Overview

          Another significant portion of Echelon's real estate holdings is represented by several large parcels of undeveloped land in the St. Petersburg area. Substantial infrastructure investment has already gone into certain of these properties, including Carillon Park. Echelon's strategy is to accelerate the development of both residential and commercial projects on these sites. The following table summarizes Echelon's investment in undeveloped land:

          Summary of Undeveloped Owned Commercial Real Estate

                                                                                                        Development Potential
                                                                                                        ---------------------
                                                                                                                       Approx.
                                                                                                     Acres for         Number of
                                                                                                     Sale or           Apartment
Project Name          Description               Location              Zoning                         Development       Units
------------          -----------               --------              ------                         -----------       -----

Carillon Park     Class A, suburban office      St. Petersburg, FL    Phase 1                             38             N/A
                  and residential park in                             Zoned business park,
                  Gateway area                                        DRI in place
                                                                      Phase 11                            96            1,170
                                                                      Zoned multi-family
                                                                      residential and business park;
                                                                      area wide DRI in place
4th Street.       15 undeveloped acres          St. Petersburg, FL    Zoned residential office park       15              225
                  (Multi-family)
9th Street        72 undeveloped acres          St. Petersburg, FL    Zoned multi-family                  72              965
                  (Multi-family)                                      residential
Progress Park     Research park consisting of   Gainesville, FL       Zoned office                       150             N/A
                  150 acres with                                      industrial/commercial
                  infrastructure in place
Royal Oaks        35 undeveloped acres          Tallahassee, FL       Zoned multi-family                  35             N/A
                  adjacent to 131 single                              residential
                  family lots previously
                  developed and sold
Riverside Ranch   2,000-acre operating ranch    Lakeland, FL          Zoned agricultural               2,000             N/A
                                                                                                       -----            -----

  TOTAL                                                                                                2,406            2,360
                                                                                                       =====            =====

          Carillon Park is a 432-acre office park located in the Gateway area of Tampa Bay and is among the largest tracts of property in the metropolitan Tampa Bay area with all necessary zoning and other development approvals in place. Going forward, Echelon believes that the 134 acres within Carillon Park which are owned by Echelon and held for sale or development will play a significant role in Echelon's business plan. Carillon Park is bordered by a triangle of major roads serving both Pinellas and Hillsborough counties. Carillon Park's central location (equidistant from downtown St. Petersburg, downtown Tampa and downtown Clearwater) provides quick access to residential neighborhoods and Tampa International Airport. Echelon estimates that Carillon Park has a potential development capacity of over 6,000,000 square feet of office space, 750 hotel rooms, over 1,000 multi-family residential units, and a variety of supporting retail services. The Carillon Park master plan contemplates a child care center, fitness stations, jogging and walking paths and other amenities which are intended to help commercial tenants attract and retain the highest quality employees and to maximize on-the-job productivity.

          Although new office construction generally has many hurdles to overcome, including the building of infrastructure, development rights in Carillon Park have become vested pursuant to Development of Regional Impact ("DRI") orders. Carillon Park's development plan includes stormwater retention areas, underground utilities including fiber optic capability and zoning approvals which allow for a broad spectrum of uses. For purposes of implementing this plan, development of the land is divided into two phases.

          Phase I has the infrastructure in place and is already the location of offices of companies such as Raymond James, Allstate, Xerox and Public Service Credit Union Service Centers. Phase I has 38 acres remaining to be sold. Construction of infrastructure for Phase II was recently completed and a jogging/fitness trail and boardwalk are substantially constructed with completion scheduled for April, 1997.

          Ninety-six of the original 155 acres of Phase II remain to be sold or developed. Of the original 155 acres for sale in Phase II, 90 acres were zoned for office buildings and retail and 65 acres were zoned for residential apartments. Of the 90 acres for office buildings, almost 44 acres have been sold including 28 acres to Franklin Templeton, Inc. This leaves a balance of approximately 46 acres for office building development to be sold or developed in Phase II. Of the 65 acres for apartments, 15 acres have been sold leaving approximately 50 acres with the potential for development of approximately 1,170 apartment units. Echelon intends to develop some of the Carillon Park properties for its own account and, if and when, market conditions warrant, to market land to third parties.

          Financing for further development of Carillon Park, while not yet obtained, is expected from a variety of sources, including project-based financings, and internally generated funds from the collection of loans and asset sales, from operating cash flow, and from existing cash, which, as of December 31, 1996, approximated $63 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

          Echelon's 9th Street site, which is also located in the Gateway area of Tampa Bay, has a total of 72 acres with apartment development potential of approximately 965 units. The 9th Street site is currently in the initial stage of its development, with the basic infrastructure completed in December 1996 so that the site is now ready for apartment development.

          Echelon's 15-acre 4th Street site has potential for the development of approximately 225 apartment units. Echelon currently intends to use the 4th Street site for the development of affordable housing apartments qualifying for Housing Tax Credits. Echelon has submitted an application to the Florida Housing Finance Agency to be awarded Housing Tax Credits on this property, and has relinquished the credits awarded last year to proceed with development of approximately 108 Housing Tax Credit apartment units on the 4th Street site. See "Affordable Housing," below.

          Progress Park has approximately 150 developable acres near Gainesville, Florida. The rural setting and lack of substantial economic base complicate the development and marketing of this property. However, given the park's highway access and proximity to nearby Interstate 75, as well as its proximity to the University of Florida, Echelon believes that opportunities for developing the park may come from two areas: (i) research related office and laboratory buildings similar to existing facilities and (ii) back office operational centers and distribution facilities. Echelon currently intends to subdivide the property and to add an additional median curb cut along the highway frontage to increase the property's marketability.

          Other Echelon properties include undeveloped land in the Royal Oaks subdivision of Tallahassee and a fully operational 2,000 acre ranch property located near Lakeland, Florida. Although no agreements currently exist relating to the sale of such properties, Echelon intends to sell these properties as promptly as practicable.

          Apartments

          Echelon believes that its most attractive opportunities for growth and profitability are the development, ownership and operation of rental apartment units in the Tampa Bay area and, ultimately, in other selected locations in the southeastern United States. Echelon plans to begin developing apartments on its owned land in St. Petersburg, including the Carillon Park, 4th Street and 9th Street properties. and eventually on land to be acquired elsewhere in Florida and in the southeastern United States. Echelon has previously, by itself or through a joint venture, developed, owned and operated approximately 2,200 apartment units. Echelon marketed and sold projects representing approximately 1,700 of these units for a price in excess of $84 million. The 334-unit Promenade at Carillon, Echelon's first apartment project in Carillon Park, cost $17.5 million to build and was sold prior to completion in October 1994 for $20.65 million. In addition to these owned apartments, Echelon constructed a 71-unit affordable apartment complex known as 701 Mirror Lake in downtown St. Petersburg.

          Although real estate development has inherent business risks, general market demographics as well as independent marketing studies sponsored by Echelon suggest that apartment development in the Gateway area is warranted and could support 500 to 600 units annually for the next five years. In particular, there are currently over 3,000 employees based within Carillon Park, and thousands of additional employees are based in offices in the immediate vicinity, including the approximately 1,000 persons employed at the nearby offices of MCI Communications Corp. and the approximately 2,000 persons employed at The Home Shopping Network, Inc. directly across from Carillon Park. In addition, based on announced relocations or expansions, Echelon believes that within two years, an additional 2,500 employees are expected to be working in or around Carillon Park. Echelon also believes that the current population of over two million people in the Tampa Bay metropolitan region and projected population and employment growth rates in such region, the relatively limited supply of land in the greater Tampa Bay metropolitan area that is currently zoned for residential apartment development and the current high occupancy rates of existing developments in the area collectively support Echelon's strategy to build on its past successful apartment development efforts.

          Affordable Housing

          As part of Echelon's strategy to focus on real estate development, Echelon has invested in, and intends to invest further in, develop and operate, affordable housing projects, including projects entitled to the benefits of Housing Tax Credits. Housing Tax Credit projects are affordable housing projects which meet certain requirements with respect to maximum limits on tenant income, gross rent restrictions, and certain other requirements of state tax credit authorities and the Internal Revenue Service. Structured properly, these projects allow investors in Housing Tax Credit properties to record dollar-for-dollar tax credits over a 10-year period against their United States federal income tax liability. Echelon believes that Housing Tax Credit investments are appropriate investments not only because of the significant demand for affordable and low income housing and attractive risk and return outlook, but also because Echelon expects that its operating and leveraged leasing portfolio will create a large base of taxable income for United States federal income tax purposes over the next 10 to 15 years which is expected to create a significant cash outflow for Echelon over that period. Echelon believes that investments in Housing Tax Credits could significantly reduce such cash outflow while creating favorable earnings and returns for Echelon. Initially, Echelon intends to invest in Housing Tax credit projects passively by purchasing interests in limited partnerships controlled by third parties. Echelon's eventual strategy is to develop, own and operate Housing Tax Credit apartment projects utilizing its owned land, within the limits of Echelon's tax base. Echelon also plans eventually to develop and operate Housing Tax Credit properties for other investors as part of its real estate management services business.

          Through December 31, 1996, Echelon has invested $2.3 million in three Housing Tax Credit limited partnerships which call for additional cash investments by Echelon of $9.4 million in 1997 and $3.3 million in 1998 Echelon intends to commit to invest in an additional $10 million of Housing Tax Credit limited partnership interests.

          Commercial Real Estate Development

          In addition to residential development, Echelon plans to take advantage of the commercial real estate market in the Gateway area, where occupancy levels are averaging over 93% (according to the Maddux Report of January 1997) by developing its holdings within Carillon Park. Although regional office vacancies exist, Echelon believes the current high occupancy levels and the lack of available commercial space in the Gateway area will support future construction. In particular, Echelon's plans include constructing office buildings in Carillon Park, subject to market and other conditions, and Echelon believes that utilization of a five acre tract of land from the land inventory in Carillon Park for such construction will enhance the value of the remaining acreage. Echelon also believes that an office project will provide a source of prospective tenants for the apartments expected to be developed within Carillon Park.

          To the extent market and other conditions warrant, Echelon's long-term plans include potential office building development within Carillon Park and elsewhere.

                        The Lending and Leasing Business

Collateralized  Commercial  Real  Estate  Loan  Portfolio

          Echelon manages a portfolio of commercial real estate loans secured by properties located throughout the United States summarized in the chart below. The aggregate loan balance, as of December 31, 1996, was $87.9 million. Of this total, four borrowers, representing six loan transactions, accounted for approximately 90% of the loan balance, or $79.3 million. The largest single geographic concentration of loans is in the State of Florida. Echelon's real estate loan portfolio consists of loans secured by a diverse group of properties, including single tenant and multi-tenant office buildings, life care facilities, and industrial properties, as summarized in the following table:

          Summary of Real Estate Loan Portfolio

                                                                                                          Balance
                                                                                Maturity        Interest  as of
                       Collateral        Collateral                  Maturity   Date After      Rate      12/31/96
Borrower/Project       Location          Description                 Date       Extensions(3)   Basis     (millions)   Amortization
----------------       --------          -----------                 ----       -------------   -----     ----------   ------------
Madison Building(l)    Tampa, FL         Multi-tenant, Class C       Nov-98     N/A             Floating      3.3         30-year
                                         office building

Marquardt              Van Nuys, CA      Industrial office complex   Dec-97     N/A             Floating     23.5           None
                                         on 54 acres

Plaza Del Rio          Bradenton, FL     Multi-tenant, Class B       Apr-97     N/A             Floating      5.3         30-year
                                         office building

Vine Street - Olympia  Olympia, WA       Single tenant (State of     May-97     July-01         Floating      5.3
None
(Black Lake Place)                       Washington), Class A
                                         office  building

Vine Street - Capitol  Olympia, WA       Single tenant (State of     Oct-98     N/A             Floating      5.8
None
View I                                   Washington), Class  A
                                         office building

Vine Street - Capitol  Olympia, WA       Single tenant (State of     Dec-99     N/A             Floating      5.0           None
View II                                  Washington), Class A
                                         office building

Vine Street - Town     Olympia, WA       Single tenant (State of     May-97     May-01          Floating      4.5           None
Square VI                                Washington), Class A
                                         office  building

Life Care(4)           Port Charlotte &  440-unit Independent        Apr-00     N/A             Fixed        35.2          Yes,
                       Leesburg, FL      Living Facility ("ILF")                                                           Varied(2)
                                         with 120 bed nursing
                                         home and 140-unit
                                         Assisted Living Facility
                                         "ALF") located in Port
                                         Charlotte, Florida and
                                         a 400-unit ILF with 40
                                         bed nursing home and a
                                         20-unit ALF located in
                                         Leesburg, Florida
                       Total                                                                                $87.9
                                                                                                            =====

(1)  Echelon's balance represents an 80% interest in this loan.
(2) Depending on excess cash flow relative to net operating income (as defined in the loan documents), the borrowers may be required to pay additional principal payments.
(3) The maturity date of certain loans may be extended upon satisfaction by the borrowers of certain conditions.
(4)  Loan was repaid in full in January, 1997.

          Certain loans have extension options which allow the borrower, at its option and subject to prior notification and payment of a fee to Echelon, to extend the maturity of the loans pursuant to the loan agreement. Echelon has attempted to encourage its borrowers to refinance or repay loans without extension. The final maturities of the loans comprising Echelon's real estate loan portfolio, including all applicable extension options, range from 1997 to 2001. As is indicated in the preceding table, most of the loans bear interest at a floating rate. The floating interest rates are at premiums to the prime rate ranging from 0.75% to 2.0%.

          Echelon's largest borrower is the Johnson Ezell Company ("Johnson Ezell") with three loans totaling $35.2 million as of December 31, 1996. These three loans were repaid in full in January, 1997.

          As is indicated in the preceding table, Echelon has four loans aggregating $20.6 million as of December 31, 1996 to the two Vine Street partnerships. Each loan is a stand-alone facility, and each loan is secured by an office building located in the State of Washington. The several buildings securing such loans range in size from 43,000 to 76,000 square feet. The loans are split between two Vine Street partnerships: Vine Street Investors ("VSI") and Vine Street Associates ("VSA"). Each partnership guarantees the other partnership's loans. VSI is the borrower of the Olympia Building and Capital View I and II loans, while VSA provides the guarantees. VSA is the borrower of the Town Square VI loan, while VSI provides the guarantee. The guarantees are secured with second liens and assignment of leases on the other partnership's security. All four buildings are leased to the State of Washington. A comparison of lease terms to loan maturities is as follows:

                                                Maximum
                        Current     Current     Original    Extended    Maximum
                        Loan        Lease       Lease       Loan        Lease
Project Loans           Maturity    Maturity    Term        Maturity    Maturity
--------------------------------------------------------------------------------

Capital View  I         10/30/98    5 /31/99    5 years     10/30/98    5/31/04
Capital View 1I         12/31/99    6/30/00     5 years     12/31/99    6/20/05
Town View Square VI     5/31/97     11/30/01    10 years    5/31/01    11/30/01
Olympia Building        5/31/97     4/30/97     5 years     7/31/01     4/30/02

Extension options under the Vine Street loans are contingent upon the borrower receiving lease extensions of no less than five years.

          As of December 31, 1996, Echelon had a $23.5 million loan to the Marquardt Company ("Marquardt"). Marquardt is owned by Ferranti PLC ("Ferranti"), which is operating under receivership in the United Kingdom. The Ferranti receiver, Arthur Andersen & Co., is in the process of liquidating Ferranti's assets, including Marquardt. Echelon's loan is secured by a 54-acre industrial complex located in California adjacent to the Van Nuys airport. Situated on the property are several industrial buildings on short-term leases of less than one year and a 173,764 square foot building on 16 acres of land leased to Kaiser Marquardt for the manufacturing and testing of aerospace engines. In addition, Echelon has been assigned Marquardt's lease with Kaiser Marquardt. Currently, this lease generates $2.4 million in rental income, which is sufficient to service the interest payments on Echelon's loan. Echelon estimates that the potential fair market value of the industrial complex exceeds the outstanding loan balance. Echelon has extended the maturity on this loan several times through forbearance and does not expect full payment until the infrastructure has been completed and the parcel has been subdivided. Ferranti recently received initial indication of approval from Los Angeles County to subdivide the property to enhance its marketability. It is anticipated that the implementation of the subdivision plan could take two years to complete. In addition, the borrower has submitted an environmental closure plan to the California Department of Environmental Protection and is awaiting its approval.

          As of December 31, 1996, Echelon had a $5.3 million loan to Plaza Del Rio Corp. The loan is secured by a first mortgage on a 76,587 square foot office building located in Bradenton, Florida. The borrower's interest in the property is a leasehold interest subject to a subordinated, long-term ground lease with an expiration date of October 2083. Currently, the property is 100% leased to eight tenants. The principals of the borrower have personally guaranteed a portion of the principal balance. The original maturity of the loan has been extended to April 1997, in order for the borrower to refinance the property.

          As of December 31, 1996, Echelon had an 80% participation in a $4.1 million loan to Madison Building, Inc. The loan is secured by a first mortgage on a 94,680 square foot Class-C office building located in downtown Tampa. The borrower has provided additional collateral in the form of $250,000 in marketable securities. The borrower's interest in the property is a leasehold interest subject to a subordinated, long-term ground lease with an expiration date of 2062. Currently, the building is less than 61% occupied and does not generate enough cash flow to cover debt service. Although, in the past, the borrower has had sufficient resources to cover previous shortfalls, there can be no assurance that the borrower will be able to continue to make payments. Echelon has commenced discussions with the borrower and expressed its desire to be paid off, paid down or adequately secured by additional collateral or principal payments and ultimately expects to be paid. If Echelon is forced to foreclose, proceeds from the sale of the building are expected to be substantially less than the principal amount of the loan.

          Echelon does not anticipate originating any new financings of commercial real estate unless such financing facilitates a sale of an existing asset. Echelon's strategy is to collect outstanding loan balances as soon as practicable, to take the steps necessary to maximize the value of each asset, and, ultimately, to withdraw from the business of commercial real estate financing as existing loans mature and are repaid. In the event that certain borrowers are unable to repay or refinance their loans at final maturity, Echelon anticipates either negotiating an extension of the maturity of the loan or taking the necessary legal steps to foreclose on the underlying collateral and then liquidating the underlying property. Echelon's strategy is to redeploy capital from its real estate loan portfolio first to repay debt with any excess amounts reinvested in its Real Estate

Business.

Collateralized Financing and Leasing of Aircraft/Equipment
  General

          Echelon owns and manages a portfolio of leveraged, direct finance and operating leases of aircraft and other equipment and a number of collateralized loans secured by aircraft.

          Echelon's portfolio of leveraged leases represent transactions in which Echelon acts as the equity investor and owner participant. In a typical aircraft leveraged lease transaction, an airline, which may be unable either to allocate capital to the purchase of a large commercial aircraft or to utilize effectively the tax benefits related to the ownership thereof, and an aircraft manufacturer enter into a transaction in which a third party (called an "owner participant or "equity participant") purchases the aircraft, typically through a special purpose trust (an "owner trust"), from the manufacturer and then leases that aircraft to the airline or to an affiliate of the manufacturer which then subleases the aircraft to the airline. The owner trust is the legal owner of the aircraft. The purchase of the aircraft is generally financed by both the equity investment by the owner participant and by non-recourse loans borrowed by the owner trust from a bank or other lender or lenders. The rent payable to the owner trust pursuant to the leveraged lease generally represents the amount necessary to service the debt, plus a return on the owner participant's equity investment. The owner participant also generally reaps certain tax benefits as the beneficial owner of the aircraft. These leases are typically long-term (20 years or more) and at their termination the owner participant takes possession of the plane or other asset, which generally still has a useful life of several years (usually 10 years in the case of aircraft). Upon expiration, the lessee generally has the right to purchase the asset for the higher of the asset's fair market value or for some stated percentage of the asset's cost. The lessee may also generally terminate the lease early by payment of the lease termination value (a predetermined pricing method which reflects, among other things, the amount of non-recourse debt, the initial investment and certain tax consequences).

          Under the terms of these leases, the ultimate user (i.e., the lessee or sub-lessee) of the aircraft is generally required to bear the direct operating costs and the risk of physical loss of the aircraft; maintain the aircraft; indemnify Echelon as lessor against any liability suffered by Echelon as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease; and maintain liability insurance naming Echelon as an additional insured with a minimum coverage which Echelon deems appropriate. In general. substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee, and minimal obligations are imposed upon Echelon. Default by a lessee, however, may cause Echelon to incur unanticipated expenses. See "Governmental and Environmental Regulations" below. Moreover, the risk that the asset will be worth less than originally anticipated, and the risk that it will not be re-leased or sold upon expiration of the lease, is borne by Echelon as the owner participant.

          Echelon's other lease assets include operating and direct finance leases. Under the operating leases, Echelon leases an asset to a third party in circumstances unrelated to the financing of such asset for a term which is generally shorter than the typical term of a leveraged lease. Direct finance leases are generally structurally similar to the leveraged lease transactions, except for the absence of third party debt financing by the owner trust.

Leveraged Leasing

       The following table summarizes Echelon's leveraged lease portfolio:

                      Summary, of Leveraged Lease Portfolio

                                                                                   Lease
                             Aircraft/Asset        Lease                        Termination   Age of asset
                             Type/Year         Commencement    Original Cost        Date        at lease
Lease/Subleases              of Delivery           Date       ($ in thousands)   (Mo./Yr.)      maturity
---------------              -----------           ----       ----------------   ---------      --------
A.I. Leasing II              A300-B4-203          Mar-85          40,000           Jan-07         21
(Airbus)/Philippine Air        1985
Airbus A300 Leasing, Inc./   A300-B4-605R         Apr-89          53,813           May-11         22
  American                     1989
Air Wisconsin                Bael46-300A          Sep-89          22,954           Mar-10         20
                               1989
American Airlines, Inc.      DC 9-82              Oct-84          22,900           Jan-05         20
                               1984
American Airlines, Inc.      DC 9-82              Oct-84          22,900           Jan-05         20
                               1984
America West Airlines, Inc.  B757-2G7ER           Dec-89          48,223           Jan-18         28
                               1989
Delta Air Lines, Inc.        B737-232 ADV         Apr-84          18,165           Mar-05         20
(Stage II)                     1984
Delta Air Lines, Inc.        B737-232 ADV         Apr-84          18,183           Mar-05         20
(Stage II)                     1984
Delta Air Lines, Inc.        B737-247 ADV         Jul-87          18,800           Jul-02         15
(Stage II)                     1987
Delta Air Lines, Inc.        B737-247 ADV         Jul-87          18,800           Jul-02         15
(Stage II)                     1987
Delta Air Lines, Inc.        B767-332 ADV         Nov-87          58,650           Jan-10         22
                               1987
Delta Air Lines, Inc.        B757-232             Feb-88          43,306           Aug-10         22
                               1988
USAir, Inc.                  B737-301             Aug-86          24,303           Jan-07         20
                               1986
USAir, Inc.                  B737-301             Aug-86          24,401           Jan-07         20
                               1986
USAir, Inc.                  B737-301             Aug-86          24,257           Jan-07         20
                               1986
United Technologies, Inc./   two spare engines    Jul-87          9,022            Jan-08         20
  Tarom
Consolidated Rail Co.        25 GE                Mar-85          32,469           Jan-01         -
                             C-36-7 locomotives
Union Bank-Real Estate       410,000 square foot  Sep-86          50,100           Dec-11         -
 Monterey Park, CA           building
Reading & Bates(l)           oil rig               -               -                -             -

(l) Reading & Bates encountered financial difficulties in 1987 and restructured the lease. Echelon anticipates that the underlying asset could be subject to foreclosure, which would trigger a tax liability payable by Echelon of approximately $7.9 million. The Echelon Consolidated Balance Sheet at December 31, 1996, which is included in Item 8 of this Form 10-K, reflects such amount in deferred tax liability. On March 5, 1997, Echelon received $1.3 million from Reading & Bates to terminate Echelon's interest in the leased equipment.

          Because current disposition of the leveraged lease assets would result in significant current income tax liabilities, Echelon plans to hold the leveraged lease assets to maturity or until the termination value of a leveraged lease asset equals its market value. At that time, Echelon will either sell or hold and re-lease the underlying aircraft or other asset, depending upon which option is determined to provide the highest return. Current market values for aircraft are relatively low due to the excess supply for most types of aircraft relative to current market demands. After initial lease maturity, the average age of the leased aircraft in Echelon's portfolio will be only 20 years. Based on a useful aircraft life of 30 years, Echelon expects to have an average of ten years to attempt to recoup the residual value of the leased assets through sale or re-leasing.

Direct Finance and Operating Leases

          Echelon's portfolio includes two direct finance lease transactions. The first is through the Progress Potomac Capital Ventures ("PPCV") joint venture between Echelon and Potomac Capital Corporation ("Potomac") and involves two 1973 DC10-30s that are currently on lease to Continental Airlines ("Continental"). Continental reduced and/or renegotiated the rent paid to lessors on many of its leased aircraft. As a result, PPCV agreed to revised terms with Continental pursuant to which the rent payable was deferred for 4 months starting in 1992 and 16 months starting in 1995. Continental issued deferred rent notes with interest rates of 10.4% and 8.0% for the 1992 and 1995 notes, respectively. The principal amount of these notes as of December 31, 1996 was $7.1 million and will be fully amortized by the maturity of the notes in 2000. The second direct finance lease covers a 1984 B737-300 leased to Southwest Airlines through June 1, 2004.

          Echelon currently has two operating leases: a 1981 B727-200 ADV aircraft on lease to Air Micronesia (a subsidiary of Continental) which has a lease expiration of December 1998, and two 1986 CFM-56 engines leased through PPCV to America West.

          Although operating leases are generally for relatively higher rental rates than longer term direct finance or leveraged leases and the lessee enjoys relatively greater flexibility through the shorter term, the lessor under an operating lease may be at relatively greater risk because the asset must be re-leased on maturity. Re-leasing any such asset could take time and could be delayed due to future market weakness and could be impacted by potentially lower future rental rates.

          Echelon believes that to maximize the long-term values of its existing aircraft and equipment assets, it may be necessary to hold such assets beyond the terms of their current leases. Echelon also believes that redeploying such assets under operating leases represents an opportunity which could provide acceptable returns on a risk-adjusted basis.

          Aircraft Lending

          The following table summarizes Echelon's aircraft loan portfolio:

                       Summary of Aircraft Loan Portfolio

                                                          Loan                     Interest
                             Aircraft Year/       Balance at 12/31/96     Loan       Rate       Lease
Borrower/Lessee                Asset Type             ($ millions)      Maturity     Basis     Maturity
------------------------------------------------------------------------------------------------------
Pegasus/TWA                  1974 L1O11-50              $ 9.6            Jun-96     Floating   Dec-99
Pegasus/ChallengAir          1973 DC1O-30                26.3            Jun-96     Floating   Dec-97
American  Finance/SouthWest  1978-79 (3)B737-2H4           .7            Dec-99     7.57%      Dec-99
                                                        -----
Total                                                   $36.6
                                                        =====

Echelon's two largest aircraft loans are to Pegasus Capital Corporation ("Pegasus"), an aircraft leasing company. Pegasus leases over 50 planes to the airline industry worldwide through itself and its two affiliates. As indicated by the table above, as of December 31, 1996, the two loans to Pegasus consisted of a $9.6 million loan secured by a 1974 L1011-50 aircraft leased by Pegasus to TWA, and a $26.3 million loan secured by a 1973 DC 10-30 aircraft leased by Pegasus to ChallengAir (a charter air company based in Brussels, Belgium).

          Echelon is presently negotiating with Pegasus to obtain full payment of these loans, which maturedin June 1996. In the meantime, all lease payments are being paid directly to Echelon. Echelon plans to withdraw from the aircraft lending business and is working with Pegasus to negotiate the sale or refinancing of its loans as promptly as practicable. If neither action proves feasible, Echelon will foreclose and attempt to sell the assets. The proceeds from any such sale or refinancing would be used to repay the PCH Note. In light of the credit quality of Pegasus's lessees and the current low market value of the aircraft securing Echelon's loans to Pegasus, Echelon has also recorded a provision in its financial statements equal to the losses anticipated upon the sale or refinancing of such loans or the sale of the collateral upon foreclosure. The loans are reflected in the Consolidated Balance Sheet as of December 31, 1996 among the "Assets Held for Sale."

          Bankruptcy of Lessees of Aircraft

          Due to many factors, including the fluctuating state of the economy, uncertain traffic levels, intense route and fare competition and the ease of entry of new airlines under the Airline Deregulation Act of 1978, several commercial airlines in recent years have been forced to suspend or cease operations due to financial difficulties. These airlines have filed petitions for reorganization under the Federal Bankruptcy Code, have merged with other airlines or have been liquidated. Echelon believes this recent economic uncertainty in the commercial airline industry is indicative of the periodic fluctuations in the industry's economic performance. No assurance can be given that the weakening financial condition or bankruptcies of lessees of aircraft from Echelon would not have a material adverse effect on Echelon's business, results of operations or financial condition. Moreover, if aircraft are returned by bankrupt carriers, there can be no assurance that Echelon will be able to sell or re-lease such aircraft on favorable terms or in a timely manner.

          In order to encourage equipment financing to the commercial airline industry, federal bankruptcy laws traditionally have afforded special treatment to certain lenders or lessors who have provided such financing. Section 1110 of the Bankruptcy Code implements this policy by creating a category of aircraft lenders and lessors whose rights to repossession upon the occurrence of a default are substantially enhanced.

          Aircraft Remarketing and Sale

          On termination of a lease and return or repossession of an aircraft to or by Echelon, Echelon would need to remarket the aircraft to realize its full investment. The remarketing of aircraft may be through a lease or sale. The terms and conditions of any such transaction cannot be determined until such time as the transaction is consummated. Whether an investment in any aircraft initially subject to a leveraged or direct finance lease will ultimately prove to have been profitable may depend upon the terms on which such aircraft will be released or sold. No assurance can be given that as aircraft come off lease, Echelon will be able to re-lease or sell such aircraft on commercially acceptable terms or in a timely manner. Furthermore, in the event of a lessee default or bankruptcy requiring Echelon to sell the aircraft prior to expected maturity of the lease, Echelon would accelerate the incurrence of tax liabilities, which could be significant, even if the aircraft is sold for less than its long-term value.

Employees

          At December 31, 1996, Echelon had 73 full-time employees. These employees work in a variety of capacities, comprised of 17 in executive and corporate functions, 21 in real estate and property management services and 35 in marina and other operations. None of Echelon's employees are represented by labor unions. Echelon believes that, generally, labor relations are satisfactory and have been maintained in a normal and customary manner. From time to time, Echelon engages third party contractors on development projects for infrastructure management and building construction. These contractors' employees include persons represented by various building and trade unions.

Competition

          Real Estate Industry

          The real estate ownership, development and management markets are generally regional, and the identity of Echelon's competitors and the levels of competition vary in each area of activity and in each market. While Echelon encounters significant competition in each area of activity and in each market, Echelon believes that no one competitor is dominant. In particular, within the Tampa Bay area in which Echelon's operations are concentrated, there are numerous commercial properties that compete with Echelon in attracting tenants, numerous companies that compete with Echelon in selecting land for development and properties for acquisition (including within the affordable housing market generally and for Housing Tax Credits in particular) and numerous companies that compete for real estate management business. Echelon believes competition is based largely on location, quality of products and services and financial resources. Although certain of Echelon's competitors have significantly greater financial resources than Echelon and may have greater experience than Echelon in acquiring, developing and managing real estate, placing them at a competitive advantage in this regard, Echelon believes the location and quality of its properties places Echelon in a generally favorable competitive position.

          Aircraft Leasing Industry

          The aircraft leasing industry is highly competitive, offering users alternatives to the purchase of nearly every type of aircraft. Competitive conditions vary considerably depending upon the type of aircraft to be leased and the nature of the prospective lessee. As Echelon's aircraft leases mature, Echelon will be subject to such competition to the extent it attempts to re-lease such aircraft. In attempting to obtain commitments to lease aircraft to specific lessees, Echelon may be expected to compete, directly or indirectly, with aircraft manufacturers, airlines and other operators, equipment managers, leasing companies, financial institutions and numerous other parties engaged in leasing, managing, marketing or remarketing aircraft. Many of these competitors have significantly greater financial resources than Echelon and may have greater experience than Echelon in managing, leasing, operating and selling aircraft. Such competitors may offer to lease aircraft at rates lower than those which Echelon can reasonably offer and may provide certain benefits, such as maintenance, crews, support services and trade-in privileges, which Echelon generally cannot provide. In addition, to the extent troubled airlines seek to re-negotiate the terms of the leases relating to their aircraft, certain of Echelon's competitors with greater resources may be in better bargaining positions to avoid renegotiation or may be able to enter into such negotiations and achieve relatively more favorable terms than Echelon would be able to do.

Governmental and Environmental Regulation

          Real Estate Industry

          Echelon believes that it is in compliance in all material respects with all material environmental laws or regulations and that the cost of continued compliance with such laws and regulations will not have a material adverse effect on Echelon. However, many of Echelon's properties are located in urban areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. Nonetheless, at this time, Echelon does not anticipate that regulatory authorities will require remediation of the properties in any manner that would result in a material adverse effect on Echelon's business, results of operations or financial condition, and Echelon estimates that its proportionate share of liability for cleaning up all sites ranges from $0.1 million to $ 1.0 million. See Note 11 to the Consolidated Financial Statements included in Item 8.

          Aircraft Leasing Industry

          General. The ownership and operation of aircraft in the United States are strictly regulated by the FAA, which imposes certain minimum restrictions and economic burdens upon the use, maintenance and ownership of aircraft. The FAA Act and FAA regulations contain strict provisions governing various aspects of aircraft ownership and operation, including aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules, noise levels, certification of personnel, and record keeping in connection with aircraft maintenance. In the last several years, the FAA has issued a number of administrative directives and other regulations relating to, among other things, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements, which will require lessees or Echelon to incur additional expenditures for compliance. FAA policy has given high priority to aviation safety, and a primary objective of FAA regulations is that an aircraft be maintained properly during its service life. FAA regulations establish standards for repairs, periodic overhauls and alterations and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics qualified to perform aircraft repairs. Each aircraft in operation is required to have a Standard Airworthiness Certificate issued by the FAA.

          Maintenance and Aircraft Aging. Echelon, as the beneficial owner of aircraft, bears the ultimate responsibility for compliance with certain federal regulations. However, under all of its aircraft leases, the lessee has the primary obligation to ensure that at all times, the use, operation, maintenance and repair of the aircraft are in compliance with all applicable governmental rules and regulations and that Echelon is indemnified from loss by the lessee for breach of any of these lessee responsibilities. Changes in government regulations may increase the cost to, and other burdens on, Echelon of complying with such regulations.

          Maintenance is further regulated by the FAA which also monitors compliance. At lease termination, the lessees are required to return the aircraft in good operating condition. Echelon may incur unanticipated maintenance expenses if a lessee were to default under a lease and Echelon were to take possession of the leased aircraft without such maintenance having been performed. If the lessee defaulting is in bankruptcy, Echelon will file a proof of claim for the required maintenance expenses in the lessee's bankruptcy proceedings and attempt to negotiate payment and reimbursement of a portion of these expenses. The bankruptcy of a lessee could adversely impact Echelon's ability to recover maintenance expense.

          As a result of investigations into the causes of several incidents, including rapid in-flight aircraft decompression and fatigue cracks in critical parts, the aircraft manufacturers issued service bulletins and the FAA has also issued airworthiness directives ("ADs"). These bulletins and directives provide instructions to aircraft operators in the maintenance of aircraft and are intended to prevent the occurrence of similar incidents. Compliance with ADs is mandatory.

          On March 6, 1989, the FAA ordered extensive repairs of all older commercial aircraft which it implemented through several 1990 ADs. These ADs were issued to ensure that the oldest portion of the nation's transport aircraft fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon accumulation of 20 years' time in service, prior to the accumulation of a designated number of flight-cycles or prior to 1994 deadlines established by the various ADs, whichever occurs later. Echelon has interests in two aircraft that have over 20 years' time in service. A formal program to control corrosion in all aircraft has also been added to the FAA mandatory requirements for maintenance for each type of aircraft. These FAA rules and proposed rules evidence the current approach to aircraft maintenance developed by the manufacturers and supported by the FAA in conjunction with an aircraft industry group. Echelon may be required to pay for these FAA requirements if a lessee defaults or if necessary to release or sell the aircraft.

          There are more than 12,000 jet aircraft in the western fleets of the principal airlines of the world. On average these aircraft are less than 13 years old. Several hundred have been in service for 20 years or more and that number is growing. See "Summary of Leveraged Lease Portfolio" above for a table showing the lease date, manufacture date and lease termination date of Echelon aircraft.

          Aircraft Noise. The FAA, through regulations, has categorized certain aircraft types as Stage I, Stage II and Stage IIII according to the noise level as measured at three designated points. Stage I aircraft create the highest measured noise levels. Aircraft which exceed Stage I noise maximums are no longer allowed to operate from civil airports in the United States.

          The Aviation Safety and Capacity Act of 1990 bans the operation of Stage II aircraft after December 31, 1999. All of Echelon's leased aircraft have Stage III noise certification, except four B737-200s leased to Delta. A lease extension with Delta Airlines requires the airline to install hushkits on two of such aircraft, while Echelon plans to install hushkits on the other two aircraft in order to qualify for Stage III noise certification. The cost of the hushkits is currently approximately $2.5 million per aircraft.

          Registration of Aircraft; United States Person. Under the FAA Act, the operation of an aircraft not registered with the FAA in the United States is generally unlawful. Subject to certain limited exceptions, an aircraft may not be registered under the FAA Act unless it is owned by a "citizen of the United States" or a "resident alien" of the United States. If Echelon were to cease being a "citizen of the United States" or a "resident alien" of the United States, it may be subject to claims based upon its breach of covenants and representations concerning its status as a citizen of the United States included in the contracts underlying its leveraged, direct finance and operating leases. Because Florida Progress continues to guarantee certain of these covenants after the Distribution. Echelon and Florida Progress have agreed that the Echelon Chairman, the Echelon President and two-thirds of the Echelon Board of Directors will be United States citizens or resident aliens within the meaning of the FAA Act for as long as any of such covenants are guaranteed by Florida Progress.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including (i) certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those statements concerning Echelon's strategies, generally, Echelon's expected sources of funds, and Echelon's expected uses of funds, including its expected capital expenditures, and (ii) certain statements contained in "Business," such as those statements concerning Echelon's strategy (a) with respect to its office properties, to hold its existing portfolio of properties with a focus on generating favorable growth in operating income through leasing to high quality tenants and controlling operating expenses, (b) with respect to its industrial and other properties, to aggressively market the properties to increase occupancy and cash flow and then decide to sell, hold or further develop these properties, (c) with respect to its real estate management business, to expand such business, (d) with respect to its other owned real estate and commercial and residential real estate development activities, to develop commercial and residential real estate projects on its currently owned properties and, eventually, on properties to be acquired and, in addition, to sell certain properties as market conditions warrant to third parties, (e) with respect to its collateralized commercial real estate loan portfolio, to collect outstanding loan balances upon repayment at maturity or upon foreclosure and sale of the collateral, (f) with respect to its leasing business, to hold the leveraged leases to maturity or until the termination values of the assets equal their respective market values and to re-lease or sell the assets underlying the various leases to maximize returns, (g) with respect to its aircraft lending business, to negotiate a sale or refinancing of its loans or to foreclose and sell the collateral, and (h) to deploy the proceeds generated by the ultimate disposition of certain assets to the Real Estate Business and to repayment of the PCH Note. Because such statements involve risks and uncertainties, actual strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.

         Echelon wishes to caution readers that in addition to the important factors described elsewhere in this 10-K, the following important factors, among others, could affect Echelon's actual results and could cause Echelon's actual consolidated results during 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of Echelon.

o Echelon's anticipated increase in its level of real estate development activities will require a significant amount of capital. Accordingly, the extent of Echelon's real estate development will depend upon the amount of funds generated through operating activities, maturity and collection of loans, planned asset sales and project-based financings. There can be no assurance that operating activities, maturity and collection of loans, planned asset sales and project-based financings will generate net proceeds for Echelon in amounts and at times necessary to enable Echelon to carry out these development activities.

o The successful implementation of Echelon's strategic and business plans will depend in a large part on certain key officers, including Mr. Darryl LeClair, President and Chief Executive Officer, and Mr. Larry Newsome, Senior Vice President and Chief Financial Officer, Secretary and Treasurer, who have managed Echelon's businesses and participated in the development of Echelon's business plan. Due to the unique experience of these key officers and their knowledge of Echelon's assets, such individuals could not be easily replaced, and the loss of such key officers as a team or the loss of certain individual members of such team could have a material adverse effect on Echelon. Echelon has not obtained any key-man life insurance policies.

o As a real estate development and management company, Echelon is and will be subject to certain risks incident generally to the ownership, development and management of real property. These risks include the cyclical nature of real estate markets, governmental regulations and the need for governmental approvals, general risk of acquisition, development, and construction, tenant defaults, possible environmental liabilities, and competition from other real estate owners. While Echelon believes that its existing real estate portfolio of land and buildings, together with its business strategy, will allow it to manage such risks effectively, no assurance can be given as to the effect such matters might have on its business, financial condition or results of operations.

o Currently, all of Echelon's owned real estate properties are located in the State of Florida, primarily in the Tampa Bay area, including St. Petersburg and Tampa, and approximately 80% of Echelon's commercial rental space (measured by square footage) is located in this area. Due to this lack of geographical diversification, Echelon is dependent upon the continued demand for office, industrial and other commercial space in the Tampa Bay area. Echelon may be adversely affected in the event the demand for office space in St. Petersburg or Tampa declines or the St. Petersburg or Tampa economy experiences a downturn. Like other real estate markets, the Florida commercial real estate market has experienced periodic economic fluctuations.

o Aircraft leasing involves numerous risks, including risks stemming from the obsolescence or physical deterioration of aircraft and the possibility of defaults by lessees. In addition, fluctuations in general business and economic conditions, the adoption of restrictive regulations and legislation, changes in consumer demand for air travel, fluctuations in fuel prices and other factors over which lessors of aircraft have no control could be expected to affect adversely the supply and demand for aircraft or aircraft leases and may cause cost increases relating to the leasing of aircraft that cannot be offset by increased leasing revenues. The market for aircraft is currently characterized by a relatively large supply of most types of aircraft and relatively weak demand, which adversely affects the marketability and near-term value of Echelon's portfolio of aircraft lease assets.

ITEM 2.   PROPERTIES

          Echelon believes that its properties are adequate to carry on its business as currently conducted. Echelon maintains property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. A substantial portion of developed and undeveloped commercial real estate is pledged as collateral for certain loans. (See Note 5 of Notes to Consolidated Financial Statements). Equipment owned by Echelon and leased under finance leases is subject to liens in favor of secured lenders.

          See "The Real Estate Business," "Leveraged Leasing" and "Direct Finance and Operating Leases," for a description of all significant real estate and equipment owned by Echelon.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material legal proceedings pending against Echelon.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of Echelon's security holders between November 21, 1996 and December 31, 1996, the period during the fourth quarter of the fiscal year covered by this Report when Echelon's common stock was registered under Section 12 of the Securities Exchange Act of 1934.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Echelon's common stock has traded on the New York Stock Exchange since December 9, 1996. The high and low price per share of Echelon's common stock for December, 1996 appears in Note 13 of the Notes to Consolidated Financial Statements.

          Dividends paid to Echelon's former parent appear in the Consolidated Statements of Stockholders' Equity. The payment and level of cash dividends by Echelon are subject to the discretion of the Board of Directors of Echelon. Echelon currently intends to retain all future earnings for the development of its business and does not anticipate paying any cash dividends for the foreseeable future.

          The approximate number of equity security holders of Echelon is as follows:

                                                Number of Registered Holders
             Title of Class                         as of March 24, 1997
             ---------------------------------------------------------------

             Common Stock, par value
                 $.01 per share                             43,978

ITEM 6.   SELECTED FINANCIAL DATA

                                                    Year Ended December 31,
                                         1996        1995      1994      1993      1992
                                         ----        ----      ----      ----      ----
                                             (In millions, except per share amounts)
Summary of operations:
Revenue                               $  63.2      $  47.6   $  48.8   $  66.5   $  42.4
Loss before income taxes
   and extraordinary item               (44.8)(1)     (9.9)     (9.2)     (5.7)    (22.5)
Net loss before extraordinary item      (29.3)(1)     (5.0)     (5.0)     (5.0)    (13.1)
Extraordinary item - gain on
   extinguishment of debt,
   net of income tax expense              1.8           .0        .0        .0        .0
                                      -------      -------   -------   -------   -------
Net loss (2)                          $ (27.5)(1)  $  (5.0)  $  (5.0)  $  (5.0)  $ (13.1)
                                      =======      =======   =======   =======   =======

Per share data:
  Net loss before extraordinary item  $ (4.51)     $  (.77)  $  (.77)  $  (.77)  $ (2.02)
  Extraordinary item                     0.28         0.00      0.00      0.00      0.00
                                      -------      -------   -------   -------   -------
  Net loss per common share (3)       $ (4.23)     $  (.77)  $  (.77)  $  (.77)  $ (2.02)
                                      =======      =======   =======   =======   =======

Balance sheet data:
Assets:
  Lending and leasing                 $ 334.0      $ 400.2   $ 478.3   $ 552.6   $ 598.1
  Real estate                           133.7        153.9     144.5     148.9     187.1
  Cash and equivalents                   63.3           .4        .6       --         --
                                      -------      -------   -------   -------   -------
      Total assets                    $ 531.0      $ 554.5   $ 623.4   $ 701.5   $ 785.2
                                      =======      =======   =======   =======   =======

Deferred income taxes                 $ 163.3      $ 182.3   $ 224.3   $ 244.9   $ 268.3
                                      =======      =======   =======   =======   =======

Capitalization:
  Notes and advances
    from former parent                $  32.9      $ 250.0   $ 283.8   $ 321.2   $ 341.4
  Other debt                            116.5         33.2      32.7      32.5      29.4
  Common equity                         201.4         60.8      69.0      77.2      84.7
                                      -------      -------   -------   -------   -------
      Total capitalization            $ 350.8      $ 344.0   $ 385.5   $ 430.9   $ 455.5
                                      =======      =======   =======   =======   =======

(1) Reflects $31.4 million pre-tax provision for lease, loan and real estate losses.
(2) The similarity of net loss for the years ended December 31, 1995, 1994 and 1993 reflects the orderly withdrawal strategy pursuant to which Echelon was being operated during such years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."
(3) Net loss per common share is based upon approximately 6.5 million average outstanding common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          In September 1991, Florida Progress announced its plan to withdraw from the lending and leasing and real estate businesses. Although Florida Progress's subsequent orderly withdrawal strategy resulted in a substantial reduction in the size of the portfolio, the continued weakness in the airline industry and commercial real estate market had slowed Florida Progress's efforts. After a careful review of available options, the Florida Progress Board of Directors concluded in June, 1996 that the Distribution was the best alternative available for Florida Progress and its stockholders. In contrast to the orderly withdrawal strategy pursued by Florida Progress before the Distribution was approved, Echelon is currently pursuing a business plan designed to: (1) grow the Real Estate Business and accelerate the disposal of certain non-strategic assets, (2) maximize the value of the remaining assets, and (3) achieve profitability.

          The similarity of Echelon's results for each of the three years ended December 31, 1995, 1994 and 1993 reflects the orderly withdrawal strategy pursuant to which Echelon was being operated. In particular, during such period, one of the goals of Florida Progress was to dispose of certain Echelon assets without incurring significant losses. Accordingly, Echelon conducted its operations, selected assets for sale, determined the timing of such asset sales, and recognized and recorded provisions for losses in a manner which, subject to applicable accounting rules, was as consistent as possible with such orderly withdrawal strategy and the desire to avoid significant losses in any given period.

          Effective as of September 30, 1996, Florida Progress contributed $140 million to the equity of Echelon, which was used by Echelon to repay advances from Florida Progress. After giving effect to such recapitalization, as of September 30, 1996, Echelon remained obligated to repay $101.1 million of advances from Florida Progress. Prior to the Distribution, Echelon's obligation to Florida Progress was reduced to approximately $36 million, reflecting the repayment of $43 million using a portion of the $105 million Loan discussed below and the repayment of approximately $22 million with proceeds generated from operations, resulting from maturities and collections on loans and sales of assets. During the fourth quarter, prior to the Distribution, Florida Progress made additional capital contributions of $23.7 million to the equity of Echelon to provide additional liquidity and to pay expenses, including legal, accounting, and financial advisory fees and expenses involved in evaluating and implementing the Distribution.

          Due to the foregoing items and Echelon's abandonment of the orderly withdrawal strategy which had previously guided the conduct of its business in favor of a more growth-oriented business plan, the results of operations discussed below are not expected to be indicative of future results.

Results of Operations

          Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

          For the year ended December 31, 1996, Echelon reported a loss before income taxes of $44.8 million, a $34.9 million increase in losses over the $9.9 million loss before income taxes reported for the prior year.

          On September 30, 1996, Echelon extinguished debt together with accrued interest that resulted in a gain of $3.5 million. This gain was offset by a write-off of debt issuance costs of approximately $.4 million related to the early payment of principal on long-term debt.

          Revenues. Sales and revenues for the year ended December 31, 1996 increased $15.6 million over 1995, primarily due to three sales totaling 70 acres of land in Carillon Park for a total of $21.8 million. Rental income for the year ended December 31, 1996 increased by $1.8 million over 1995 due primarily to the acquisition of the remaining 67% interest in an office building in which Echelon had previously held a 33% interest. Interest income for the year ended December 31, 1996 declined by $4.6 million compared to 1995 due to loan payoffs and sales.

          Expenses. Operating expenses for the year ended December 31, 1996 increased by $50.5 million over 1995, primarily due to the $31.4 million provision Echelon recorded in 1996 to cover losses expected to be incurred on the accelerated sale of certain non-strategic assets. The $20.9 million increase in cost of development properties sold reflected the cost of the 70 acres sold as described above. Real Estate operations expenses increased $.6 million over 1995 primarily because of the previously mentioned acquisition of the remaining 67% interest in an office building in which Echelon had previously held a 33% interest. Marketing and other administrative expenses increased by $5.9 million primarily as a result of compensation expenses related to the Distribution. Other expenses, net increased $2.5 million due primarily to expenses related to the Distribution.

          Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

          For the year ended December 31, 1995, Echelon reported a $9.9 million loss before income taxes, a $0.7 million increase in losses over the $9.2 million loss reported for the prior year.

          Revenues. Rental income for the year ended December 31, 1995 increased $1.8 million over the year ended December 31, 1994, primarily as a result of the acquisition by Echelon of the remaining 50% interest in an office building in 1995 and the subsequent inclusion in its results of 100% of the rental revenues generated thereby. Marina and other revenues increased $1.7 million due primarily to a more favorable market for boat sales. Revenues from sales of development properties decreased $4.1 million in 1995, as fewer properties were sold compared to 1994. Earned income on finance leases in 1995 was essentially unchanged over 1994 despite the sale in 1995 of two aircraft leveraged leases and the termination of a third aircraft leveraged lease upon receipt of insurance proceeds in 1995.

          Expenses. The $1.2 million increase in depreciation for the year ended December 31, 1995 over the year ended December 31, 1994 and the $1.5 million increase in cost of real estate operations were due primarily to the effects of Echelon's acquisition of the remaining 50% interest in an office building in 1995, as discussed above. The cost of development properties sold decreased by $4.0 million due to the decrease in sales of properties in 1995 as discussed above. Marketing and other administrative expenses increased $1.1 million due to an increase in professional fees in connection with the liquidation of a number of leveraged lease assets. The $4.3 million increase in other expenses, net primarily reflected costs associated with the sale and termination of leveraged leases in 1995 as discussed above. The $1.2 million decrease in interest expense primarily reflected the reduction of debt to Florida Progress that resulted from the use of cash proceeds generated through the sale of assets. In 1995, Echelon recorded an additional provision for losses of $7.0 million compared to $10.6 million in 1994 based on estimated future losses from the continued orderly liquidation of assets.

Liquidity and Capital Resources

  Sources of Liquidity

          Prior to the Distribution, Echelon's sources of liquidity were derived from the proceeds of asset sales and the maturity and collection of Echelon's loan portfolio, operating cash flow, and advances from Florida Progress. After the Distribution, the sources of funds are expected to come from the continued maturity and collection of Echelon's loan portfolio and proceeds from the sale of certain non-strategic assets, operating cash flow and, with respect to Echelon's future real estate development, from project-based financings.

          On November 5, 1996, Echelon obtained a three-year secured loan ("the Loan") from Salomon Brothers Realty Corp. in the principal amount of $105 million. The proceeds of the Loan were used to repay $43 million of advances from Florida Progress and to create a cash balance for working capital and other investments. The Loan is non-recourse to Echelon (except for certain cases of actual fraud and other wrongful acts and except in certain events with respect to a $6 million tax lien on a real estate loan portfolio property), and is secured by five of Echelon's commercial real estate properties (Barnett Tower, McNulty Station, 100 Carillon, Highpoint Center and Progress Center), substantially all of Echelon's real estate loan portfolio and certain additional collateral, including the Harborage at Bayboro and the 7th Avenue property. See "Business Commercial Real Estate Ownership and Management."

          The Loan requires mandatory monthly principal payments based on an amortization schedule of 25 years (or, in the case of the real estate loan portfolio, the scheduled principal payments actually received, if greater), provided, however, that the scheduled amortization is accelerated to 18 years if the loan-to-value of collateral ratio is greater than 75%. Additional principal payments may be due upon the sale or other transfer of individual items of collateral or upon the prepayment at a discount of any real estate loan comprising collateral. Under the Loan, monthly payments of interest at the rate of LIBOR plus 2.95% per annum are due on the unpaid principal balance.

          The current loan-to-value of collateral ratio under the Loan is less than 70%. If the loan-to-value of collateral ratio exceeds 75%, then Echelon will be required to deposit the cash flow from the assets pledged as collateral into a collection account to be disbursed monthly to pay scheduled Loan payments, property expenses and other items and to fund certain reserves. Cash balances remaining in such account would then be released to Echelon. Under the terms of the Loan, the lender has the right to give notice if it determines the loan-to-value of collateral ratio exceeds 75% and Echelon has certain rights to contest that determination. If the loan-to-value of collateral ratio exceeds 80%, then the remaining cash balances in such account which would otherwise have been released to Echelon will be applied monthly to reduce the principal amount of the Loan until the ratio is less than 80%. The imposition of such a requirement could have a adverse impact on Echelon's ability to successfully implement its business plan because the items comprising the collateral represent Echelon's key sources of operating cash flow.

          In addition, the loan agreement governing the Loan contains covenants that require Echelon to maintain a ratio of debt to total capitalization of not greater than 60% and to maintain certain levels of liquidity during each year of the Loan. Based on Echelon's current and expected sources of liquidity (as described above), Echelon expects that it will have sufficient resources to comply with the covenants and maintain such debt to capitalization ratio and liquidity levels during each year of the Loan. If Echelon fails to pay any amount due on the Loan after it becomes due, fails to repay outstanding principal at the stated maturity of the Loan, becomes bankrupt or insolvent, fails to comply with any covenants in the loan agreement or a change of control of Echelon occurs (each an "Event of Default"), then the lender may accelerate the maturity of the Loan and during the continuance of an Event of Default, overdue amounts will bear interest at 5.0% above the rate otherwise applicable.

          Cash Flow Used in and Provided from Operating Activities

          Cash flow used in operating activities was $18.0 million, $28.7 million, and $28.7 million for 1996, 1995, and 1994, respectively. The primary use of cash in each of these years was largely related to previously deferred tax liabilities becoming due and payable as a result of sales and collections of leases. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees which are included in cash flows from investing activities. Prospectively, Echelon currently plans to hold its leveraged lease assets to maturity or until their termination values equal their market values, which would spread the remaining deferred tax payments over a longer term. Net cash flow from operations in the future is generally expected to be reinvested in the Real Estate Business.

          Cash Flow From Investing Activities

          Echelon's net cash flow from investing activities for 1996, 1995, and 1994 was $61.5 million, $75.5 million, and $78.0 million, respectively. In each case, the foregoing cash flows reflected the $45.9 million, $75.5 million, and $67.4 million, respectively, in proceeds received from the sale or collection of leases and loans. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to become a net use of funds as Echelon attempts to build the Real Estate Business.

          Capital expenditures for 1996, 1995, and 1994, which are reported as real estate property additions, were $9.1 million, $4.1 million, and $1.3 million, respectively, and were primarily for office tenant construction improvements and land development infrastructure improvements such as roads, water, and sewer construction. In 1997, capital expenditures and investments are expected to be approximately $29.9 million, comprised of approximately $6.6 million for tenant improvements and land development, approximately $10.3 million for new apartment development, and approximately $13 million for passive investments in Housing Tax Credits. These expenditures are expected to be funded through project-based financings and from existing cash.

          Cash Flow from Financing Activities

          In connection with the Distribution, Echelon obtained third-party secured financing of $105 million, and the material terms of such Loan are described above. Proceeds of the Loan were used to repay $43 million of advances from Florida Progress and to create a cash balance for working capital and other investments.

          In connection with the Distribution, Echelon became obligated under a $36 million note payable to Progress Capital Holdings, Inc., an affiliate of Echelon's former parent ( the "PCH Note.") The PCH Note is secured by certain non-strategic assets that will be sold as soon as practicable. The entire principal amount of the PCH Note is due in December 2000, provided that prepayments are required from the proceeds from the sales of such assets. Echelon expects that proceeds from the sale of the assets securing the PCH Note will be sufficient to repay the PCH Note.

          Echelon expects to use land Echelon currently owns which is not encumbered by debt to help procure financing for new apartment developments on such land. By using the land as equity, Echelon expects to be able to obtain non-recourse construction financing upon favorable terms.

          Dividends to Florida Progress were $.1 million in 1996 and $3.2 in both 1995 and 1994. Echelon does not anticipate paying any cash dividends for the foreseeable future.

          Off-Balance Sheet Risk

          Through a previous partnership, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, Echelon could be liable for an additional $30.0 million as of December 31, 1996. Echelon considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon, but has unamortized deferred revenues relating to the contingency at December 31, 1996 of $4.1 million from the sale of its partnership interest.

Impact of Inflation

          Echelon believes that inflation will not have a materially adverse effect on its business or financial condition.

Outlook

          Echelon's primary strategy, going forward, is to build on its solid real estate base. The Company's core income-producing real estate assets, are leased up in excess of 95% of their capacity. In addition, the Carillon property, as well as the 4th and 9th Street properties, are at the center of one of the fastest growing areas in Florida, which is one of the highest growth states in the country. The Company has begun site work on three multifamily housing projects with a combined total of 907 apartments with construction to begin later this year. In addition, Echelon is studying the feasibility of constructing a commercial office building in the Carillon Park. Longer term, the Company expects to build an additional 1,456 apartments (596 on the 9th Street site and 860 on the Carillon site) over the next five years. The Company has also begun the process of looking for additional sites as well as existing apartment projects and commercial office buildings within Florida and the Southeast to sustain future growth.

          Echelon is in the midst of updating its long-term strategic plan. The process not only includes an analysis of Echelon's growth opportunities, but also a review of the Company's current portfolio of assets, on an asset-by-asset basis, to insure that current plans for each asset still fit within the Company's revised overall strategy. The Company expects to complete this process by the end of summer of 1997. Because real estate and capital markets change, there can be no assurance that the Company will be able to execute either its current business plan or any revised plan that it may adopt as a result of its strategic planning process.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

                                                                           Page
                                                                           ----

Echelon International Corporation:
Independent Auditors' Report ............................................  F-2

Financial Statements:
   Consolidated Statements of Operations
         for the years ended December 31, 1996, 1995 and 1994 ...........  F-3
   Consolidated Balance Sheets as of December 31, 1996 and 1995 .........  F-4
   Consolidated Statements of Cash Flows
         for the years ended December 31, 1996, 1995 and 1994 ...........  F-5
   Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1996, 1995 and 1994 ...........  F-6
   Notes to Consolidated Financial Statements ...........................  F-7

Progress Potomac Capital Ventures:
Independent Auditors' Report ............................................  F-19

Financial Statements:
   Statements of Income for the years ended December 31,
         1996, 1995, 1994 ...............................................  F-20
   Balance Sheets as of December 31, 1996 and 1995 ......................  F-21
   Statements of Changes in Joint Venturers' Capital
         for the years ended December 31, 1996, 1995, and 1994 ..........  F-22
   Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994 ............................................  F-23
   Notes to Financial Statements ........................................  F-24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Echelon International Corporation:

We have audited the accompanying consolidated balance sheets of Echelon International Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and deficit, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the management of Echelon International Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echelon International Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


St. Petersburg, Florida                     KPMG Peat Marwick LLP
March 19, 1997

ECHELON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
                                                       (In millions, except
                                                         per share amounts)

                                                         Ended December 31,
                                                   ----------------------------
                                                     1996      1995       1994
                                                   -------    -------   -------
SALES AND REVENUES:
Real estate operations
   Rental income                                   $  11.9    $  10.1   $   8.3
   Sale of development properties                     21.8         .9       5.0
   Marina and other revenues                           6.8        7.2       5.5
Lending and leasing operations -
   Interest income                                    17.1       21.7      22.4
   Earned income on finance leases                     2.9        4.8       4.4
   Other                                               2.7        2.9       3.2
-------------------------------------------------------------------------------
                                                      63.2       47.6      48.8
-------------------------------------------------------------------------------
OPERATING EXPENSES;
Real estate operations                                11.1       10.5       9.0
Cost of development properties sold                   21.7         .8       4.8
Depreciation                                           5.6        6.4       5.2
Provision for lease, loan and real estate losses      31.4        7.0      10.6
Interest expense:
  Former parent                                       14.5       19.9      20.5
  Other                                                4.2        2.6       3.2
Allocated administrative expenses of former parent     2.4        1.6       1.4
Marketing and other administrative                     9.5        3.6       2.5
Other expenses net                                     7.6        5.1        .8
-------------------------------------------------------------------------------
                                                     108.0       57.5      58.0
-------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                             (44.8)      (9.9)     (9.2)

INCOME TAX BENEFIT                                   (15.5)      (4.9)     (4.2)
-------------------------------------------------------------------------------
NET LOSS BEFORE EXTRAORDINARY ITEM                   (29.3)      (5.0)     (5.0)
EXTRAORDINARY ITEM:
  Net gain on extinguishment of debt, net of
    income tax expense of $1.3 million                 1.8         --        --
-------------------------------------------------------------------------------
NET LOSS                                           $ (27.5)   $  (5.0)  $ (5.0)

-------------------------------------------------------------------------------
Average shares of common stock outstanding             6.5        6.5       6.5
Per share data:
 Net loss before extraordinary item                $ (4.51)   $  (.77)  $  (.77)
 Extraordinary item                                    .28         --        --
-------------------------------------------------------------------------------
 Net loss per Common share                         $ (4.23)   $  (.77)  $  (.77)
===============================================================================

   The accompanying notes are an integral part of these financial statements.

ECHELON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              December 31,
                                                         ---------------------
                                                           1996          1995
                                                         ---------    --------
                                                              (In millions)
                                     ASSETS

LEASES, LOANS, PROPERTY & OTHER INVESTMENTS:

Leases and loans receivable, net (Note 2)                $   190.6    $  309.3
Property. net (Note 3)                                       130.1       153.6
Investments in and advances to unconsolidated
  affiliates (Note 8)                                         32.5        39.9
--------------------------------------------------------------------------------
                                                             353.2       502.8
--------------------------------------------------------------------------------
ASSETS HELD FOR SALE (Note 4)                                 29.4          --
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and equivalents                                          63.3          .4
Accounts receivable, net                                       1.1         2.0
Current portion of leases and loans receivable                75.9        42.4
lnventories. at cost                                           3.1         2.2
Other                                                           .7          .6
--------------------------------------------------------------------------------
                                                             144.1        47.6
--------------------------------------------------------------------------------
OTHER NON-CURRENT ASSETS                                       4.3         4.1
--------------------------------------------------------------------------------
  Total assets                                           $   531.0    $  554.5
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and other liabilities                   $    15.7    $   10.0
Income taxes payable                                            .1         9.6
Accounts and interest payable to former parent                  .8         6.2
Current portion of long-term debt and note payable
  to former parent                                            75.6        10.2
--------------------------------------------------------------------------------
 Total current liabilities                                    92.2        36.0

LONG-TERM DEBT (Note 5)                                       73.8       273.0
DEFERRED INCOME TAXES (Note 9)                               163.3       182.3
OTHER LIABILITIES                                               .3         2.4
--------------------------------------------------------------------------------
  Total liabilities                                          329.6       493.7
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 7)
Preferred stock, $.01 par value, 10,000,000 shares
  authorized none issued                                        --          --
 Common stock, $.01 par value, 25,000,000 shares
  authorized, 6,763,605 outstanding                             .1          .1
 Additional paid in capital                                  279.4       111.2
 Retained deficit                                            (78.1)      (50.5)
--------------------------------------------------------------------------------
  Total stockholders' equity                                 201.4        60.8
--------------------------------------------------------------------------------
  Total liabilities and stockholders' equity             $   531.0    $  554.5
================================================================================

   The accompanying notes are an integral part of these financial statements.

ECHELON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                    Year Ended December 31,
                                                                   ------------------------
                                                                   1996     1995     1994
                                                                   ------   ------   ------
                                                                         (In millions)
OPERATING ACTIVITIES:
  Net loss before extraordinary item                               $(29.3)  $ (5.0)  $ (5.0)
  Adjustment for noncash items:
    Depreciation and amortization                                     6.1      6.4      5.2
    Deferred income taxes                                           (19.0)   (42.0)   (20.5)
    Amortization of investment tax credits                            (.7)     (.3)    (1.5)
    Amortization of lease income                                      (.7)    (1.4)    (1.9)
    Provisions for lease, loan and real estate losses                31.4      7.0     10.6
    (Gain) loss on sale of assets                                    --        4.0      (.2)
    Equity in (income) of unconsolidated affiliates, net             (2.7)    (2.8)    (3.0)
    Changes in working capital:
      Accounts payable and other liabilities                          2.4      4.9      (.9)
      Income taxes receivable/payable                               (10.8)    10.5    (12.7)
      Other working capital changes                                   (.1)     (.6)      .5
    Other operating activities                                        5.4     (9.4)      .7
--------------------------------------------------------------------------------------------
                                                                    (18.0)   (28.7)   (28.7)
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of leases and loans                                       --       --       (5.7)
  Proceeds from sale or collection of leases and loans               45.9     75.5     67.4
  Real estate property additions                                     (9.1)    (4.1)    (1.3)
  Proceeds from sale of real estate properties                       21.1       .7      4.9
  Proceeds from sale of businesses                                   --       --        2.1
  Distributions from unconsolidated affiliates, net of investments    3.6      3.4     10.6
--------------------------------------------------------------------------------------------
                                                                     61.5     75.5     78.0
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                        136.2     --       --
  Repayment of long-term debt                                       (25.0)    (9.7)    (8.2)
  Decrease in due to former parent                                 (115.4)   (34.1)   (37.4)
  Dividends paid to former parent                                     (.1)    (3.2)    (3.2)
  Equity contribution from former parent                             23.7     --       --
--------------------------------------------------------------------------------------------
                                                                     19.4    (47.0)   (48.8)
--------------------------------------------------------------------------------------------
Net increase(decrease) in cash and equivalents                       62.9      (.2)      .5
Beginning cash and equivalents                                         .4       .6       .1
--------------------------------------------------------------------------------------------
Ending cash and equivalents                                        $ 63.3   $   .4   $   .6
============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 (Notes 6 and 7): Cash paid
during the period for:
  Interest                                                         $ 23.9   $ 22.9   $ 23.6
  Income taxes (net of refunds)                                      14.2     26.7     29.1
  Debt issuance costs                                                 4.8     --       --
============================================================================================

The accompanying notes are an integral part of these financial statements.

ECHELON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                                   (In millions)

                                                         Additional
                                             Common       Paid in       Retained
                                              Stock       Capital       Deficit
                                              -----       -------       -------

Balance, December 31, 1993                   $   .1       $111.2        $(34.1)

Net income                                     --           --            (5.0)
Dividends to former parent                     --           --            (3.2)
-------------------------------------------------------------------------------
Balance, December 31, 1994                       .1        111.2         (42.3)

Net income                                     --           --            (5.0)
Dividends to former parent                     --           --            (3.2)
-------------------------------------------------------------------------------
Balance, December 31, 1995                       .1        111.2         (50.5)

Net income                                     --           --           (27.5)
Non-cash contribution from former parent       --          140.0          --
Cash contributions from former parent          --           23.7          --
Common stock issued--295,867 shares            --            4.5          --
Dividends to former parent                     --           --             (.1)
-------------------------------------------------------------------------------
Balance, December 31, 1996                   $   .1       $279.4        $(78.1)
===============================================================================

The accompanying notes are an integral part of these financial statements.

                        ECHELON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Spin-off Transaction and Description of Business

     Echelon International Corporation ("Echelon" or the "Company") is a real estate and financial services company with operations in two business segments: (i) the Real Estate Business and (ii) the Lending and Leasing Business.

     Echelon operated as a wholly owned subsidiary of Florida Progress Corporation ("Florida Progress") until December 18, 1996 (the "Distribution Date"). Florida Progress distributed Echelon stock to Florida Progress shareholders (one share of Echelon for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). See Note 6. The Distribution established Echelon as a publicly held corporation separate from Florida Progress. In connection with the Distribution, Echelon determined that certain non-strategic assets were to be disposed within two years. See Note 4.

     Principles of Presentation

     The accompanying consolidated financial statements include the financial results of the Company and its majority owned operations. Certain amounts in 1995 and 1994 have been reclassified to conform with the 1996 presentation.

     All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50% owned joint ventures and partnerships are accounted for using the equity method. A 20.9% investment in common stock of a non-publicly traded entity is accounted for by the cost method. See Note 8.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Finance Leases

     Finance leases consist of direct financing leases and leveraged leases. Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease net of the related deferred tax liability and deferred investment tax credits in the years in which the net investment is positive. The investment in direct finance lease equals rental receivable plus residual value less unearned income. The investment in leveraged leases is the aggregate of rentals receivable (net of principal and interest on the related nonrecourse third party debt) and estimated residual value of the equipment less the unearned income and deferred investment tax credit. When the residual value of leased equipment is determined to be permanently impaired, the investment in lease is recalculated and the difference between the investment in lease and the recalculated value is taken as a charge to income.

     Financial Instruments

     Estimated fair value amounts have been determined by the Company using available market information and discounted cash flow analysis. Judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates may be materially different from the amounts that the Company could realize in a current market transaction.

     Estimating fair values for loans associated with the airline industry is difficult due to the limited number of transactions. Management, therefore, has estimated a range of values for these loans. See Note 2.

     The Company currently has no derivative financial instruments, such as futures, forwards, swaps or options contracts.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Allowance for Lease and Loan Losses

     In accordance with SFAS No. 114, a loan is considered impaired when management determines that it is probable that the Company will not collect all amounts due according to the contractual terms of the loan. An allowance for loss on an impaired loan is recognized when the present value of the expected future cash flows, discounted at the loan's effective rate, is less than the carrying value of the loan. When an impaired loan is collateral dependent, and foreclosure is probable, the lower of the carrying amount of the loan, or the fair value of collateral less costs to sell, is used to measure the amount of allowance for loss to be recognized. Interest income on impaired loans is recognized on a cash basis as a credit to interest income.

     Allowance for losses on leases is provided when management has determined that it is probable that the net investment in a lease will not be recovered due to lessee credit problems. The allowance is measured by the difference between net investment in the lease and the market value of the leased asset less costs to sell. Establishing the allowance for losses relies substantially upon management judgment utilizing the best available information at the time of review.

     Property and Depreciation

     The Company records property at cost adjusted for any impairment and provides for depreciation primarily on a straight-line basis over the estimated service lives or lease terms of the related assets. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," on January 1, 1996. This standard requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of the asset. An impairment loss recognized on assets to be held and used is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for sale are reported at the lower of carrying amount or fair value less cost to sell. There was no impact on earnings as a result of implementing this standard.

     Real Estate Transactions

     Real estate revenues include rent from leasing operations and sales of real estate. Rental revenues, net of any rent concessions given to lessees, are recognized ratably over the lease period. Profit from the sale of real estate is recognized only upon the closing of a sale, the transfer of ownership rights to the purchaser and receipt of an adequate cash down payment. If the cash down payment is not adequate, profits are deferred using the installment method of accounting.

     Interest Expense

     The accompanying consolidated statements of operations and deficit include an allocation of Florida Progress's interest expense, prior to the Distribution, based upon the average outstanding amounts due to Florida Progress and affiliates. See Note 6. Management believes the allocation method used was reasonable.

     Income Taxes

     Deferred taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes." Prior to the Distribution, the Company was included in the consolidated federal income tax returns of Florida Progress and the income tax provision was calculated as if the company had filed separate returns.

     Earnings Per Common Share

     The net loss per common share reflects, for all periods presented the average outstanding common shares of Echelon after giving effect to the changes in the capitalization as discussed in Note 7. Outstanding common stock options (see Note 7) at December 31, 1996 are antidilutive. There were no other options, warrants or other potentially dilutive securities outstanding during the periods presented.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Financing Costs

     Fees associated with the incurrence of long-term debt are reflected as a discount on the associated debt. Issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are amortized over the term of the related debt.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

     Stock-Based Compensation

     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting For Stock-Based Compensation" on January 1, 1996. The Company has elected to measure and recognize stock-based compensation costs based on the accounting prescribed by APB Opinion No. 25, "Accounting For Stock Issued To Employees."

     Commitments and Contingencies

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 will be adopted by the Company on January 1, 1997 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting for environmental remediation costs and, therefore, adoption of the new statement will not have a material impact on the Company's financial position, results of operations or liquidity.

(2)  LEASES AND LOANS RECEIVABLE AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1996 and 1995, investments in leases and loans receivable were as follows:

                                                          December 31,
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
                                                          (In millions)
         Finance leases:
           Rentals receivable                        $  164.8       $  197.6
           Unguaranteed residual values                 105.6          109.7
           Unearned income                              (54.3)         (62.5)
           Deferred investment tax credits              (14.0)         (14.7)
         --------------------------------------------------------------------
             Total finance leases                       202.1          230.1
         Commercial finance loans receivable             84.5          153.6
         Allowance for losses                           (20.1)         (32.0)
         --------------------------------------------------------------------
                                                        266.5          351.7
         Less:  current portion                          75.9           42.4
         --------------------------------------------------------------------
                                                     $  190.6       $  309.3
         ====================================================================

     Finance leases consist primarily of leveraged investments in aircraft as described below. The majority of the aircraft leases have remaining terms of 11 to 16 years, with a maximum of 22 years. Rentals receivable from finance leases represent unpaid rentals less principal and interest on nonrecourse third-party debt. The Company's share of rentals receivable is subordinate to the debt holders who have security interests in the leased assets.

     At December 31, 1996, net contractual maturities of rentals receivable from finance leases were $8.4 million, $7.6 million, $10.9 million, $10.2 million and $13.8 million for each of the years in the five year period from 1997 through 2001, respectively, and $113.9 million in total thereafter.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Net income recognized from leveraged leases (after payments to nonrecourse lenders, but before other borrowing costs) was as follows:

                                            1996         1995          1994
                                           ------       ------        ------
                                                     (In millions)
Lease income                               $  .3        $  2.0        $   .5
Income tax effect                            --           (1.0)          (.1)
Gain (loss) on sale of equipment             (.5)         (1.1)           .2
Amortization of investment tax credits        .7            .3           1.5
-----------------------------------------------------------------------------
                                           $  .5        $   .2        $  2.1
================================================================================

     The Company's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft, aircraft engines or spare parts. These loans are further collateralized, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, third party guaranties.

     At December 31, 1996 and 1995, the Company's portfolio of leases and loans receivable included investments in the airline industry totaling $187.4 million and $261.5 million, respectively. Investments in the commercial real estate industry totaled $99.2 million and $122.2 million at the same dates.

     At December 31, 1996, a $23.5 million loan receivable was impaired under the definition of SFAS 114. No valuation allowance is required for the impaired loan because, in the opinion of management, the estimated current market value of the underlying property is in excess of the $23.5 million loan balance and cash flow from leases on this property, which have been assigned to the Company, supports the current recorded value of this loan.

     At December 31, 1995, the Company had a total of $58.6 million of loans that were considered impaired. A valuation allowance of $5.0 million was applied to these loans.

     The Company's portfolio of leases and loans receivable included $52.3 and $90.2 million in loans and leases performing under restructured agreements at December 31, 1996 and 1995. All restructured assets are performing in accordance with their new terms and the restructurings are not anticipated to materially reduce the Company's future annual revenue.

     During 1996, 1995 and 1994, the Company recorded $2.3 million, $5.0 million, and $9.9 million respectively, for possible loan and lease losses and had write-offs of $6.7 million in 1995 and $.7 million in 1994.

     Leases and loans generally are placed on nonaccrual status when management believes the collectibility of interest or principal is unlikely. There were no assets on nonaccrual status at December 31, 1996 or 1995.

     In the opinion of management, the estimated fair value of financial instruments at December 31, 1996 and 1995 was as follows:

                        Carrying Amount             Fair Value
                     ----------------------    ----------------------
                       1996        1995          1996        1995
                     ----------  ----------    ----------  ----------
                                      (In millions)
Real Estate Loans      $83.8       $106.8         $85.4      $106.8
Aircraft Loans            .7         46.8            .7    14 to 44
Debt (Note 5)          149.4         33.2         149.4        33.2

     During 1996, management classified most of its aircraft loans as assets held for sale. See Note 4. Management's 1995 estimate of aircraft loan fair values takes into account not only market interest rates but additionally considers published estimates of aircraft market values.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)  PROPERTY

     The Company recognized an impairment of $7.6 million on an income-producing building and on real estate under development during 1996 which is reflected in the provision for losses. The impairment became necessary when a tenant gave notice to not extend its lease and management does not anticipate re-leasing this property without extensive modifications which would not be recovered. This loss was measured using discounted cash flows. The impairment loss on real estate under development became necessary when it was determined that the carrying value of the property plus costs to complete development of the property exceeded its fair value.

     The depreciable lives and carrying values of property are as follows:

                                                          December 31,
                                      Depreciable     ---------------------
                                     Lives (Years)       1996        1995
                                     -------------    ----------  ---------
                                                       (Dollars in millions)
Real estate development projects:
  For sale and under development                         $29.5       $51.9
  Income producing:
    Land                                                  15.2        15.2
    Buildings and improvements            5-40           107.9       104.5
    Equipment and other                   3-10             1.6         2.0
--------------------------------------------------------------------------
                                                         154.2       173.6
Other property:
  Aircraft on operating lease              10             12.5        12.5
  Equipment, furniture and vehicles       2-25              --          .1
--------------------------------------------------------------------------
                                                         166.7       186.2
Less: accumulated depreciation                            36.6        32.6
--------------------------------------------------------------------------
                                                        $130.1      $153.6
==========================================================================

(4)  ASSETS HELD FOR SALE

     At June 30, 1996, the Company's management adopted a plan to dispose of certain non-strategic assets. These assets and their respective reserves have been classified as "Assets Held for Sale" at December 31, 1996. Management expects that the disposal of these assets will be completed within two years. Assets held for sale consist of the following:

           Previous Balance Sheet Classification               December 31, 1996
-------------------------------------------------------------  -----------------
                                                                 (In millions)
Leases and loans receivable                                          $56.8
Property, net of depreciation                                          2.3
Investments in unconsolidated affiliates                               6.4
Valuation allowance                                                  (36.1)
--------------------------------------------------------------------------------
                                                                     $29.4
================================================================================

     The Company recognized the valuation allowance (including $21.5 million in 1996) on leases and loans receivable in accordance with SFAS 114, and on property and investments in unconsolidated affiliates in accordance with SFAS 121. Assets held for sale are reflected at the lower of carrying amount or fair value less cost to dispose.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)  LONG-TERM DEBT

     Long-term debt outstanding is as follows:

                                                               December 31,
                                              Interest     -------------------
                                                Rate         1996        1995
                                            -------------  --------    --------
                                                           (Dollars in millions)
Salomon Brothers Realty Corp.                  8.5%(a)     $   95.7    $    --
Former Parent (Note 6):
   Advances                                     --              --       250.0
   Note payable                                8.5%(a)         32.9         --
Delayed equity obligation on finance lease    10.0%            20.2       21.9
Other                                          8.0%             0.6       11.3
--------------------------------------------------------------------------------
                                                              149.4      283.2
Less:  current portion of long-term debt                       75.6       10.2
--------------------------------------------------------------------------------
                                                           $   73.8    $ 273.0
================================================================================

   (a)  Interest rate at December 31, 1996.

     On November 5, 1996, Echelon obtained a three-year secured loan from Salomon Brothers Realty Corp. in the principal amount of $105 million. The loan is secured by five of Echelon's commercial real estate properties, substantially all of Echelon's real estate loan portfolio and certain additional collateral. For additional consideration, and subject to certain conditions, Echelon may extend the term of the loan for one or two additional one-year periods. The loan requires mandatory monthly principal payments based on an amortization schedule of 25 years (or, in the case of the real estate loan portfolio, the scheduled principal payments actually received, if greater), provided, however, that the scheduled amortization is accelerated to 18 years if the loan-to-value of collateral ratio is greater than 75%. Additional principal payments may be due upon the sale of individual items of collateral. Under the loan, monthly payments of interest at the rate of LIBOR plus 2.95% per annum are due on the unpaid principal balance.

     If the loan-to-value of collateral ratio exceeds 75%, then Echelon will be required to deposit the cash flow from the assets pledged as collateral into a collection account to be disbursed monthly to pay scheduled loan payments, property expenses, and other items and to fund certain reserves. Cash balances remaining in such account would then be released to Echelon. Under the terms of the loan, the lender has the right to give notice if it determines the loan-to-value of collateral ratio exceeds 75% and Echelon has certain rights to contest that determination. If the loan-to-value of collateral ratio exceeds 80%, then remaining cash balances in such account which would otherwise have been released to Echelon will be applied monthly to reduce the principal amount of the loan until the ratio is less than 80%. The imposition of such a requirement could have a material adverse impact on Echelon's ability to successfully implement its business plan because the items comprising the collateral represent Echelon's key sources of operating cash flow. In addition, the loan agreement contains covenants that require Echelon to maintain a ratio of debt to total capitalization of not greater than 60% and to maintain certain levels of liquidity during each year of the loan.

     On December 16, 1996, Echelon obtained a $36 million secured note from its former parent. The note will mature in four years and will require specified principal payments upon the disposition of certain assets held for sale. Interest is payable semi-annually and accrues monthly at the rate of LIBOR plus 2.95% per annum.

     In connection with an aircraft lease restructured in 1992, the Company agreed to provide additional equity over the next eleven years. The equity contributions will be paid to the nonrecourse debt holders by the Company and collected from the lessee over the remaining lease term. The present value of the additional equity using a 10% discount rate was $20.2 million and $21.9 million at December 31, 1996 and 1995, respectively, and is included in long-term debt on the accompanying Balance Sheets.

     Debt maturities, including prepayments made in January 1997, are $75.6 million, $13.3 million, $22.9 million, $27.2 million and $.4 million for each of the years in the period 1997 through 2001, respectively. Debt maturity in 1997 reflects an accelerated payment on the Salomon note of $31.0 million related to the early payoff of a collateralized real estate loan in January 1997.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(6)  TRANSACTIONS WITH FLORIDA PROGRESS

     Financial information prior to the Distribution reflects the results of operations of the Company as a wholly-owned subsidiary of Florida Progress and is not necessarily indicative of the results of operations had the Company operated as a separate, stand-alone entity during such prior periods.

     The Company has been utilizing accounting, legal, risk management, human resource, tax, treasury, management, facility and office services of Florida Progress and its affiliates and was billed for these services, including a portion of the affiliates' overhead. Charges for these services and overhead were $2.4 million, $1.6 million and $1.4 million in 1996, 1995 and 1994, respectively. These costs were charged to Echelon using the affiliates' actual cost allocated to each affiliate based on its pro rata usage of those services.

     At the Distribution Date, the Company and Florida Progress entered into a tax sharing agreement which provided for the payment of taxes and receipt of tax refunds for periods up through the Distribution Date and provided for various administrative matters.

     Effective as of September 30, 1996, Florida Progress contributed $140 million to the equity of Echelon, which was used by Echelon to repay advances from Florida Progress. This was a non-cash transaction which was not reflected in the Statement of Cash Flows.

     Florida Progress and its affiliates rent facility and office space in several of the Company's office buildings for which the Company has received payments of $2.4 million, $2.2 million and $2.5 million in 1996, 1995 and 1994, respectively. A portion of these amounts was billed to the Company in connection with the affiliates' allocations of facility services.

     Advances and payables between the Company and Florida Progress, and its affiliates, consisted of the following at December 31, 1996 and 1995:

                                                  December 31,
                                              -------------------
                                                1996       1995
                                              --------   --------
                                                 (In millions)
Accounts and interest payable                  $   .8     $   6.2
=================================================================
Long-term debt (see Note 5):
      Advances                                 $   --     $ 250.0
      Note payable                               32.9         --
-----------------------------------------------------------------
                                               $ 32.9     $ 250.0
=================================================================

     Interest expense reflected in the accompanying consolidated financial statements related to the intercompany advances from Florida Progress represents interest allocated to the Company. The effective interest rate on the average outstanding intercompany advances for the years ended December 31, 1996 and 1995 was 6.0%, and the rate for 1994 was 6.6%.

(7)  COMMON AND PREFERRED STOCK AND STOCK PLANS

     In October 1996, the Echelon Board of Directors adopted Amended and Restated Articles of Incorporation which increased the number of authorized common shares from 100 to 25,000,000, changed the par value from $1.00 to $0.01; and converted each share of $1.00 par value common stock into 64,670.18 shares of $.01 par value Common Stock. The conversion of the common stock and the effect on loss per share has been reflected in all periods presented. Additionally, Echelon has authorized 10,000,000 shares of $.01 par value preferred stock. No shares of preferred stock have been issued or are outstanding.

     During 1996, the Company issued 295,867 shares of restricted Common Stock to officers under the Long-Term Incentive Plan ("LTIP") and recorded compensation expense of approximately $4.5 million. The Company also granted options to purchase 134,840 shares of Common Stock at an exercise price equal to the closing price for

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Echelon Common Stock eight months after the completion of the Distribution. No compensation expense was recorded for the share options in accordance with APB 25.

     In October 1996, the Echelon Board of Directors approved several stock based benefit plans, and reserved an aggregate of 1,200,000 shares of Echelon common stock for issuance pursuant to the following plans.

     Stock Option Plan. A maximum of 150,000 shares of Echelon Common Stock are reserved for issuance under the plan. Under the Stock Option Plan, incentive stock options, nonqualified stock options or any combination thereof may be granted to any employee of Echelon. In general, the exercise price of the options will be determined by the committee of the Board of Directors administering the plan, but such price will not be less than the market price of Echelon Common Stock on the date the option is granted. Options will normally vest 20% each year after issuance over a period of five years and will expire after 10 years.

     Stock Purchase Plan. An aggregate of 75,000 shares of Echelon Common Stock are reserved for issuance under the plan. Under the Stock Purchase Plan, all employees will be given the opportunity to purchase shares of Echelon Common Stock two times a year at a price equal to 85% of the market price of the stock immediately prior to the beginning of each offering period. The Stock Purchase Plan provides for two offering periods, the months of March and September, in each of the years 1997-2006.

     Echelon Long Term Incentive Plan ("LTIP"). An aggregate of 950,000 shares of Echelon Common Stock are reserved for issuance under the plan. Under the Echelon LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to Echelon employees. The exercise price of the options granted under the plan will be determined in the discretion of the committee of the Board of Directors administering the plan, which price may not be less than the market price of Echelon Common Stock on the date the option is granted. Options will normally vest 20% each year after issuance over a period of five years and will expire after 10 years. The committee may condition awards of restricted stock and stock appreciations rights upon satisfaction of performance criteria or other conditions.

     Directors' Plan. An aggregate of 25,000 shares of Echelon Common Stock are reserved for issuance under the plan. Directors who are not employees of Echelon ("Non-Employee Directors") will receive an annual retainer fee of $15,000 paid quarterly in the form of Echelon Common Stock. In addition to the annual retainer, each year Non-Employee Directors who are elected or are continuing as Non-Employee Directors as of the conclusion of Echelon's annual meeting of stockholders will receive options to purchase 1,000 shares of Echelon Common Stock. The exercise price of the options will be equal to the market price of Echelon Common Stock on the date the option is granted. Options will vest fully at the end of one year and will expire after five years.

(8)  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has a 50% interest in a joint venture which is engaged in the business of leasing aircraft equipment. Additionally, the Company has investments in limited partnerships and corporate joint ventures, of which no investment exceeds 40%. The Company accounts for its investments in the joint venture, limited partnerships and corporate joint ventures by the equity method. The Company also owns 20.9% of the outstanding common stock of a non-publicly traded entity which is accounted for by the cost method because the Company has concluded it is unable to exercise significant influence over such entity. At December 31, 1996 such investment is classified as "Assets Held for Sale." See Note 4.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 1996 and 1995, investments in and advances to unconsolidated affiliates were as follows:

                                                         December 31,
                                                    -----------------------
                                                       1996        1995
                                                    -----------  ----------
                                                                (In millions)
Joint venture for leasing aircraft equipment           $30.3       $33.2
Other limited partnership interests, corporate
  joint ventures                                         2.2         3.6
Common stock                                             -           3.1
===========================================================================
                                                       $32.5       $39.9
===========================================================================

     The Company includes equity in earnings from unconsolidated partnerships and joint ventures in other revenues. Presented below is combined summarized financial information for partnerships and joint ventures accounted for under the equity method as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994. Amounts reflect 100% of these entities' balances and results of their operations for these periods.

                                                         December 31,
                                                    -----------------------
                                                       1996         1995
                                                    -----------  ----------
                                     ASSETS              (In millions)
     Finance lease receivable                          $57.6       $63.0
     Property and equipment, net                         2.9         3.4
     Current assets                                      1.3         1.3
     Other assets, net                                   2.3        12.8
========================================================================
                                                       $64.1       $80.5
========================================================================

                         LIABILITIES AND EQUITY INTEREST
     Noncurrent liabilities                            $ 1.3       $10.5
     Other partners' equity                             30.3        33.2
========================================================================
                                                        31.6        43.7
========================================================================

     Company's equity interest                          32.5        36.8
========================================================================
                                                       $64.1       $80.5
========================================================================

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1996      1995     1994
                                                       ----      ----     ----
                                                        (Dollars in millions)
                            REVENUES AND EXPENSES
Revenues                                               $6.0      $8.2     $9.8
Expenses                                                 .5       2.8      4.0
==============================================================================
Combined net earnings of unconsolidated entities       $5.5      $5.4     $5.8
==============================================================================
Company's equity in net earnings of unconsolidated
  entities                                             $2.7      $2.8     $3.0
==============================================================================

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)  INCOME TAXES

                                                  1996        1995        1994
                                                 ------      ------      ------
                                                          (In millions)
Components of income tax expense (benefit):
  Payable currently:
    Federal                                      $  4.2      $ 32.4      $ 15.2
    State                                            .6         4.7         1.1
-------------------------------------------------------------------------------
                                                    4.8        37.1        16.3
-------------------------------------------------------------------------------
  Deferred, net:
    Federal                                       (16.8)      (36.3)      (18.6)
    State                                          (2.2)       (5.7)       (1.9)
-------------------------------------------------------------------------------
                                                  (19.0)      (42.0)      (20.5)
-------------------------------------------------------------------------------
                                                  (14.2)       (4.9)       (4.2)
Less: income taxes included under extraordinary
  item                                              1.3         --          --
-------------------------------------------------------------------------------
                                                 $(15.5)     $ (4.9)     $ (4.2)
===============================================================================

     The provision for income taxes differs from income taxes computed at the statutory federal income tax rate for each of the above years. The primary differences between the statutory rates and the effective income tax rates are detailed below:

                                                    1996        1995      1994
                                                    ----        ----      ----
                                                           (In percent)
Federal statutory income tax rate                   35.0        35.0      35.0
State income taxes, net of federal tax benefit       2.4         6.5       5.7
Rate difference on leveraged lease deferred tax
  reversals                                           .6         9.7       8.4
Amortization of investment tax credits                .5         1.1       5.9
Investment tax credit basis difference               (.4)       (1.0)    (12.0)
Non-deductible expenses                             (4.4)         --        --
Other                                                 .3        (1.6)      2.8
------------------------------------------------------------------------------
                                                    34.0        49.7      45.8
==============================================================================

     The following summarizes the components of deferred tax liabilities and assets at December 31, 1996 and 1995:

                                                                December 31
                                                            --------------------
                                                              1996        1995
                                                            -------      -------
                                                                (In millions)
Deferred tax liabilities:
  Difference in tax basis of property                       $   4.7      $   8.7
  Difference in accounting for leveraged leases               179.4        184.3
  Other                                                         7.5         11.4
--------------------------------------------------------------------------------
    Total deferred tax liabilities:                           191.6        204.4
--------------------------------------------------------------------------------
Deferred tax assets:
  Accrued book expenses                                        24.8         18.5
  Other                                                         3.5          3.6
--------------------------------------------------------------------------------
    Total deferred tax assets                                  28.3         22.1
--------------------------------------------------------------------------------
    Net non-current deferred tax liabilities                $ 163.3      $ 182.3
================================================================================

     The Company expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(10) BUSINESS SEGMENTS

     The Company's principal business segments are "Lending and Leasing" and "Real Estate." Lending and Leasing includes leveraged leases, operating leases and commercial finance loans. The airline industry is the primary industry included in Lending and Leasing. See Note 2 for information regarding concentration of risk. Real Estate includes ownership, operation and development of office, commercial and industrial properties, land sales and marina operations.

     Business segment information for the years ended December 31, 1996, 1995 and 1994 is summarized below. No single customer accounted for 10% or more of unaffiliated revenues.

                                                   Year Ended December 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                --------   --------   --------
                                                        (In millions)
Revenues:
  Lending & leasing                             $   22.7   $   29.4   $   30.0
  Real estate                                       40.5       18.2       18.8
------------------------------------------------------------------------------
                                                $   63.2   $   47.6   $   48.8
==============================================================================

Income (loss) before income taxes:
  Lending & leasing                             $  (30.6)  $    2.1   $    1.0
  Real estate                                      (14.2)     (12.0)     (10.2)
------------------------------------------------------------------------------
                                                $  (44.8)  $   (9.9)  $   (9.2)
==============================================================================

Identifiable assets:
  Lending & leasing                             $  334.0   $  400.2   $  478.3
  Real estate                                      133.7      153.9      144.5
------------------------------------------------------------------------------
                                                $  467.7   $  554.1   $  622.8
==============================================================================

Depreciation:
  Lending & leasing                             $    1.1   $    1.4   $    1.6
  Real estate                                        4.5        5.0        3.6
------------------------------------------------------------------------------
                                                $    5.6   $    6.4   $    5.2
==============================================================================

Additions to leases, loans and property:
  Lending & leasing                             $     .0   $     .0   $    5.7
  Real estate                                        9.1        4.1        1.3
------------------------------------------------------------------------------
                                                $    9.1   $    4.1   $    7.0
==============================================================================

(11) COMMITMENTS AND CONTINGENCIES

     The Company is subject to regulation with respect to the environmental effects of its operations. The Company's disposal of hazardous waste through third party vendors may result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company has been notified by the Environmental Protection Agency that a former subsidiary is or could be a potentially responsible party at one site. Liability for cleanup costs of this site is joint and several. Based upon information currently available, the Company believes that its liability for cleanup of this site will not be material and does not believe that it will be required to pay a significantly disproportionate share of the total cleanup costs. In addition, the Company may also be responsible for additional environmental cleanup at other sites. Based on information currently available to the Company, the Company estimates that its proportionate share of liability for cleaning up all sites ranges from $0.1 million to $1.0

                        ECHELON INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     million, and it has reserved $0.5 million for potential costs that management estimates to be probable. Management currently believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's results of operations, financial condition or liquidity.

     Through a previous partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by the former partnership. The contingent liability reduces over time as those who were residents at the time of the sale of the Company's interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $30.0 million as of December 31, 1996. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to the Company, but has unamortized deferred revenues relating to the contingency at December 31, 1996 of $4.1 million from the sale of its partnership interest.

     During 1996, Echelon signed commitments to provide capital contributions of $15.0 million to affordable housing tax credit limited partnerships. Echelon has funded $2.3 million as of December 31, 1996, and expects to complete funding by late 1998.

(12) EXTRAORDINARY ITEM

     On September 30, 1996, Echelon extinguished debt and accrued interest that resulted in a gain of $3.5 million. This gain was offset by a write-off of debt issuance costs of approximately $.4 million related to the early payment of principal on long-term debt.

(13) QUARTERLY DATA (Unaudited)

     Summarized quarterly data for 1996 and 1995 follows:

                                                Three Months Ended
                                   March 31  June 30   September 30  December 31
                                   --------  -------   ------------  -----------
                                      (In millions, except per share amounts)
1996
Revenue                            $  9.7    $  17.9     $  21.0       $  14.6
Loss before extraordinary item        (.8)     (19.4)       (3.6)         (5.5)
Net loss                              (.8)     (19.4)       (1.5)         (5.8)

Loss per average common share        (.12)     (2.99)       (.23)         (.89)
Common stock price per share:
(trading began on Dec. 9, 1996)
     High                              --        --          --         16 3/8
     Low                               --        --          --             13
--------------------------------------------------------------------------------

1995
Revenue                            $ 10.7    $  12.3     $  10.7       $  13.9
Net loss                             (1.2)      (1.4)       (1.3)         (1.1)
Net loss per common share           (0.18)     (0.22)      (0.20)        (0.17)
--------------------------------------------------------------------------------

     Included in revenues were property sales of $6.6 million, $11.6 million, and $3.6 million for the quarters ended June 30, September 30, and December 31, 1996, respectively. The net loss for the three months ended June 30, 1996 included a provision of $29.2 million for losses anticipated to be incurred on the sale of non-strategic assets in order to pay the remaining debt to the Company's former parent. The net loss for the three months ended December 31, 1996 included $10.2 million for expenses to complete the spinoff from Echelon's former parent.

                          INDEPENDENT AUDITORS' REPORT

To the Venturers of
Progress Potomac Capital Ventures:

We have audited the accompanying balance sheets of Progress Potomac Capital Ventures as of December 31, 1996 and 1995, and the related statements of income, changes in joint venturers' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progress Potomac Capital Ventures as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                 KPMG Peat Marwick LLP



St. Petersburg, Florida
February 26, 1997

                        PROGRESS POTOMAC CAPITAL VENTURES

                              STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995 and 1994

                                               1996         1995         1994
                                            ----------   ----------   ----------
REVENUES:
  Finance lease revenue                     $4,826,177   $5,379,114   $5,884,136
  Rental income                                795,144      741,046      741,046
  Interest income                              430,673      219,650      335,899
                                            ----------   ----------   ----------
                                             6,051,994    6,339,810    6,961,081

EXPENSES:
  Amortization of management fees                 --           --         60,097
  Administration fee                            60,000       60,000       60,000
  Depreciation                                 444,000      444,000      444,000
  Other                                          3,000        3,000        3,000
                                            ----------   ----------   ----------
                                               507,000      507,000      567,097
                                            ----------   ----------   ----------
NET INCOME                                  $5,544,994   $5,832,810   $6,393,984
                                            ----------   ----------   ----------

The accompanying notes are an integral part of these financial statements.

                        PROGRESS POTOMAC CAPITAL VENTURES

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS
                                                            1996        1995
                                                        -----------  -----------
Cash                                                    $    49,816  $   200,243
Jet engines, net of accumulated depreciation
  of $2,259,948 in 1996 and $1,815,948 in 1995            2,940,052    3,384,052
Direct financing lease - Continental Airlines            50,473,410   56,854,337
Restricted cash                                           1,286,502    1,258,314
Other receivable                                               --        222,660
Notes receivable from Continental Airlines                7,103,922    5,910,738
                                                        -----------  -----------
          Total Assets                                  $61,853,702  $67,830,344
                                                        -----------  -----------
                    LIABILITIES AND JOINT VENTURERS' CAPITAL

Accrued expenses                                        $    15,000  $    15,000
Unearned income                                                --        198,786
Maintenance deposits                                      1,286,502    1,258,314
                                                        -----------  -----------
          Total Liabilities                               1,301,502    1,472,100

Joint Venturers' Capital:
  Echelon                                                30,276,100   33,179,122
  Potomac                                                30,276,100   33,179,122
                                                        -----------  -----------
          Total Joint Venturers' Capital                 60,552,200   66,358,244
                                                        -----------  -----------
          Total Liabilities and Joint Venturers'
             Capital                                    $61,853,702  $67,830,344
                                                        -----------  -----------

The accompanying notes are an integral part of these financial statements.

                        PROGRESS POTOMAC CAPITAL VENTURES

                STATEMENTS OF CHANGES IN JOINT VENTURERS' CAPITAL
              For the years ended December 31, 1996, 1995 and 1994

                           Echelon International  Potomac Capital
                                Corporation         Corporation
                              Capital Account     Capital Account      Total
                           ---------------------  ---------------      -----

Balance December 31, 1993      $ 37,954,569        $ 37,954,569    $ 75,909,138

   Net income                     3,196,992           3,196,992       6,393,984
   Cash distributions            (6,621,972)         (6,621,972)    (13,243,944)
                               ------------        ------------    ------------
Balance December 31, 1994        34,529,589          34,529,589      69,059,178

   Net income                     2,916,405           2,916,405       5,832,810
   Cash distributions            (4,266,872)         (4,266,872)     (8,533,744)
                               ------------        ------------    ------------
Balance December 31, 1995        33,179,122          33,179,122      66,358,244

   Net income                     2,772,497           2,772,497       5,544,994
   Cash distributions            (5,675,519)         (5,675,519)    (11,351,038)
                               ------------        ------------    ------------
Balance December 31, 1996      $ 30,276,100        $ 30,276,100    $ 60,552,200
                               ------------        ------------    ------------

The accompanying notes are an integral part of these financial statements.

                        PROGRESS POTOMAC CAPITAL VENTURES

                            Statements of Cash Flows

              For the years ended December 31, 1996, 1995 and 1994

                                                     1996          1995           1994
                                                 ------------   -----------   ------------
Cash flows from operating activities:
  Net income                                     $  5,544,994   $ 5,832,810   $  6,393,984
  Adjustments to reconcile noncash items:
    Depreciation                                      444,000       444,000        444,000
    Amortization                                         --            --           60,097
    Changes in assets and liabilities:
             Restricted cash                          (28,188)     (430,689)        (6,327)
             Other receivable                         222,660       284,743        252,695
             Unearned income                         (198,786)       13,525           --
             Maintenance deposits                      28,188       430,689          6,327
                                                 ------------   -----------   ------------
               Net cash provided by
                 operating activities               6,012,868     6,575,078      7,150,776

Cash flows from investing activities:
  Proceeds from collections of leases               4,239,927     1,117,790      5,322,969
  Proceeds from collections of notes receivable       947,816       854,408        770,207
                                                 ------------   -----------   ------------
               Net cash provided by
                 investing activities               5,187,743     1,972,199      6,093,176

Cash flows from financing activities:
     Distributions to Ventures                    (11,351,038)   (8,533,744)   (13,243,944)
                                                 ------------   -----------   ------------
               Net increase (decrease) in cash       (150,427)       13,533              8

Cash at beginning of year                             200,243       186,710        186,702
                                                 ------------   -----------   ------------
Cash at end of year                              $     49,816       200,243        186,710
                                                 ------------   -----------   ------------

The accompanying notes are an integral part of these financial statements.

                        PROGRESS POTOMAC CAPITAL VENTURES

                          Notes to Financial Statements

(1)  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Presentation

     Progress Potomac Capital Ventures ("PPCV") is a joint venture, formed in February 1988, between Echelon International Corporation ("Echelon"), successor to Progress Credit Corporation, and Potomac Capital Corporation ("Potomac"). The purpose of the formation of the joint venture is to purchase, lease, and finance aircraft and aircraft equipment. The joint venture is controlled 50/50 and all decisions must be unanimously agreed to by the venturers. The income or loss generated in each fiscal year is distributed annually based upon the pro rata share of each venturer's capital accounts as of the end of the respective fiscal year. The joint venture will be dissolved in 2027, unless all assets owned by the joint venture are sold or disposed of prior to this date, at which time the joint venture will be dissolved.

     PPCV's operations consist of a direct finance lease and an operating lease. The direct finance lease involves two DC10-30s that are currently on lease to Continental Airlines ("Continental"). The lease was initiated in February of 1990 and expires in February of 2002. In 1992, Echelon and Potomac agreed to revise the terms with Continental pursuant to which Continental issued a deferred rent note for 4 months worth of rents (including interest) to be paid back in 48 months. This note earns interest at 10.42% annually. Again in 1995, both parties agreed to revise the terms of the Continental lease by deferring a portion of the rent payable for 16 months, retroactive to February 1995, and issuing another deferred rent note specific to the 1995 deferment. This note earns interest at 8% annually, requires interest payments only for the first six months, and principal and interest payments thereafter. The principal is scheduled to be paid in full by 2000. The total amount of deferred rent notes receivable from Continental as of December 31, 1996 and 1995, is $7,103,922 and $5,910,738, respectively.

     The operating lease involves two CFM-56 jet engines leased to America West. The lease expires on December 31, 1997. As part of the leasing arrangement with America West, America West is required to make payments to PPCV in order to provide a maintenance and repair reserve for the engines. The funds deposited are recorded as restricted cash as PPCV can only use the funds for maintenance and repair. The funds are also recorded by PPCV as an other liability as any excess funds will be returned to America West upon termination of the lease.

     Aircraft and aircraft equipment leasing involves numerous risks, including risks stemming from the obsolescence or physical deterioration of aircraft or equipment and the possibility of defaults by lessees. In addition, fluctuations in general business and economic conditions, the adoption of restrictive regulations and legislation, changes in consumer demand for air travel, fluctuations in fuel prices and other factors over which the lessors of aircraft have no control could be expected to adversely affect the supply and demand of the aircraft or aircraft leases and may cause cost increases related to the leasing of aircraft that cannot be offset by increased revenues. The market for aircraft and related equipment is currently characterized by a relatively large supply of most types of aircraft and a relatively weak demand, which adversely affects the marketability and near-term value of the aircraft leased assets.

                        PROGRESS POTOMAC CAPITAL VENTURES

                          Notes to Financial Statements

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Earned Income on Direct Financing Lease

     Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

Depreciation

     The jet engines are depreciated on a straight line basis over sixteen years.

Income Taxes

     The joint venture is not a taxable entity. The taxable income is passed through to each of the venturers as income is allocated according to the joint venture agreement.

Loans Receivable

     Effective January 1, 1995, the joint venture adopted SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosure." These standards require the joint venture to compute present values for impaired loans when determining the allowance for credit losses. There was no impact on earnings as a result of implementing and applying these standards to the Continental loans receivable.

Impaired Assets

     The joint venture adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of the Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as of January 1, 1996. This standard requires that long lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of the asset. There was no impact on earnings upon adoption of SFAS 121.

Financial Instruments

     Estimated fair value amounts have been determined by the Company using the available market information and discounted cash flow analysis. Judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates may be materially different from the amounts that the joint venture could realize in a current market transaction.

                        PROGRESS POTOMAC CAPITAL VENTURES

                          Notes to Financial Statements

     The joint venture has no derivative financial instruments, such as futures, forwards, swaps or options contracts.

(2)  FINANCIAL INSTRUMENTS

     In the opinion of management, the estimated fair value of the Continental notes receivable, at December 31, 1996 and 1995 is as follows:

                               Carrying amount              Fair value
                               ---------------              ----------
          1995                   $ 5,910,738                $ 5,910,738
          1996                     7,103,922                  7,103,922

(3)  RENTAL INCOME UNDER OPERATING LEASE

     The following is a schedule by years of future minimum rentals on noncancelable leases as of December 31, 1996:

            Year ending December 31
            -----------------------
                      1997                             $  795,144
                                                       ----------
          Total minimum future rentals                 $  795,144
                                                       ----------

(4)  NET INVESTMENT IN DIRECT FINANCING LEASE

     The following lists the components of the net investment in the direct financing lease as of December 31:

                                                   1996             1995
                                               -------------     ------------
     Minimum lease payments receivable         $  57,749,539     $ 68,956,643
     Initial direct cost                             841,261        1,079,446
     Estimated residual value of the
       leased property                             7,800,000        7,800,000
     Less unearned income                        (15,917,390)     (20,981,752)
                                               -------------     ------------
     Net investment in direct finance lease    $  50,473,410     $ 56,854,337
                                               -------------     ------------

     The future minimum lease payments for each of the succeeding five years are $11,200,000 per year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors, nominees for directors and executive officers of Echelon is included under the headings "Management" in Echelon's Proxy Statement and is incorporated herein by reference. Information concerning compliance by Echelon's directors and officers, and persons who own more than 10% of Echelon's common stock, with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in Echelon's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the heading "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Employment Agreements" in Echelon's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included under the headings "Security Ownership" in Echelon's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included under the heading "Certain Relationships and Related Transactions" in Echelon's Proxy Statement andis incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial statements, notes to Financial Statements and report thereon of KPMG Peat Marwick LLP are found in Item 8 "Financial Statements and Supplementary Data," herein.

          Echelon International Corporation
          Progress Potomac Capital Ventures

2.   The following Financial Statement Schedules are included herein:

     II   - Valuation and Qualifying Accounts for the years ended December 31,
            1996, 1995 and 1994

     III  - Real Estate and Accumulated Depreciation as of December 31, 1996

     IV   - Mortgage Loans on Real Estate as of December 31, 1996


                                     III-1

3.   The following Exhibits are filed herewith:

10.11     Employment Agreement for Darryl A. LeClair dated November 20, 1996
10.12     Employment Agreement for Larry J. Newsome dated November 20, 1996
10.13     Employment Agreement for Thomas D. Wilson dated November 20, 1996
10.14     Employment Agreement for Raymond F. Higgins dated November 20, 1996
10.15     Employment Agreement for James R. Hobbs dated November 20, 1996
10.16     Employment Agreement for Michael S. Talmadge dated February 3, 1997
10.17     Employment Agreement for Susan G. Johnson dated December 19, 1996
10.18     Employment Agreement for Timothy S. Tinsley dated November 20, 1996

23. Consent of Independent Certified Public Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Echelon International
          Corporation: Form S-8 (No. 333-18171), Form S-8 (No. 333-18175), Form
          S-8 (No. 333-18177), Form S-8 (No. 333-18179), relating to the 1996
          Employee Stock Purchase Plan, 1996 Stock Option Plan, Long Term Incentive Plan, and Non-Employee Directors' Plan, as filed with the SEC on December 18, 1996.

27        Financial Data Schedule of Echelon


                                     III-2

4.  The following Exhibits are incorporated herein by reference:

Exhibit
Number     Description
------     -----------

2.1 Information Statement dated November 25, 1996 (incorporated by reference to Exhibit 2.1 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
3.1 Amended and Restated Articles of Incorporation and amendments thereto (incorporated by reference to Exhibit 4.1 to Echelon's Registration Statement on Form S-8 (Registration Statement No. 333-18171))
3.2        Amended and Restated By-laws (incorporated by reference to Exhibit
           4.2 to Echelon's Registration Statement on Form S-8 (Registration Statement No. 333-18171))
4.1        Specimen Common Share certificate (incorporated by reference to
           Exhibit 4.1 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.2 Rights Agreement between Echelon and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 4.4 to Echelon's Registration Statement on Form S-8 (Registration Statement No. 333-18171))
4.3 Articles of Amendment of Articles of Incorporation Providing for Series A Junior Participating Preferred Stock of Echelon (incorporated by reference to Exhibit 4.1 to Echelon's Registration Statement on Form S-8 (Registration Statement No. 333-18171))
4.4 Right Certificate (incorporated by reference to Exhibit 4.5 to Echelon's Registration Statement on Form S-8 (Registration Statement No. 333-18171))
4.5 Loan Agreement dated as of November 5, 1996 by and among Echelon as Borrower, Salomon Brothers Realty Corp. as Lender and LaSalle National Bank as Collateral Agent (incorporated by reference to
           Exhibit 4.5 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.6 Promissory Note in the amount of $105,000,000 dated November 5, 1996 by Echelon as Maker to Salomon Brothers Realty Corp. as Holder (incorporated by reference to Exhibit 4.6 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.7 Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated November 5, 1996 by Echelon as Mortgagor to Salomon Brothers Realty Corp. as Mortgagee (incorporated by reference to Exhibit 4.7 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.8 Pledge and Security Agreement by Echelon as Obligor in favor of Salomon Brothers Realty Corp. as Secured Party (incorporated by reference to Exhibit 4.8 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.9 Assignment of Contracts, Licenses, Permits, Agreements, Warranties and Approvals dated as of November 5, 1996 by Echelon as Borrower to Salomon Brothers Realty Corp. as Lender (incorporated by reference to
           Exhibit 4.9 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))


                                     III-3

4.10 Assignment of Rents and Leases executed as of November 5, 1996 by Echelon as Borrower to Salomon Brothers Realty Corp. as Lender (incorporated by reference to Exhibit 4.10 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.11 Assignment of Participation Interest dated as of November 5, 1996 by Echelon as Borrower to Salomon Brothers Realty Corp. as Lender (incorporated by reference to Exhibit 4.11 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
4.12 Collateral Assignment of Mortgage and Other Documents effective November 5, 1996 by Echelon as Assignor to Salomon Brothers Realty Corp. as Lender (Assignee)(incorporated by reference to Exhibit 4.12 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
10.1 Distribution Agreement dated as of December 16, 1996 between Florida Progress Corporation and Echelon (incorporated by reference to
           Exhibit 10.1 to Echelon's Form 8-K dated as of and filed with the Commission on December 18, 1996)
10.2 Tax Sharing Agreement dated as of December 16, 1996 between Florida Progress Corporation and Echelon (incorporated by reference to
           Exhibit 10.12 to Echelon's Form 8-K dated as of and filed with the Commission on December 18, 1996)
10.3 Employee Benefits Allocation Agreement dated as of December 16, 1996 between Florida Progress Corporation and Echelon (incorporated by reference to Exhibit 10.3 to Echelon's Form 8-K dated as of and filed with the Commission on December 18, 1996)
10.4 Transition Services Agreement dated as of December 16, 1996 between Florida Progress Corporation and Echelon (incorporated by reference to Exhibit 10.4 to Echelon's Form 8-K dated as of and filed with the Commission on December 18, 1996)
10.5 Note dated December 16, 1996 issued by Echelon to Progress Capital Holdings, Inc.(incorporated by reference to Exhibit 10.5 to Echelon's Form 8-K dated as of and filed with the Commission on December 18,
           1996)
10.6 Consulting Agreement by and between Talquin Development Company and Mission Development Company dated as of July 30, 1996 (incorporated by reference to Exhibit 10.6 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
10.7       1996 Employee Stock Purchase Plan (incorporated by reference to
           Exhibit 10.7 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
10.8 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
10.9       Non-Employee Directors' Stock Plan (incorporated by reference to
           Exhibit 10.9 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))
10.10 1996 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Echelon's Registration Statement on Form 10, as amended, (Registration Statement No. 001-12211))


                                     III-4

(b)       Reports on Form 8-K:

          During the fourth quarter of the year ended December 31, 1996, Echelon International Corporation filed the following report on Form 8-K:

          Form 8-K dated December 18, 1996, reporting under Item 5 "Other Events" (i) a News Release related to the spin-off of Echelon International Corporation from its parent, Florida Progress Corporation, and (ii) exhibits related to various contracts and a note executed in connection with the spin-off.


                                     III-5

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ECHELON INTERNATIONAL CORPORATION

March 31, 1997                                 By: /s/ Darryl A. LeClair
                                                   -----------------------------
                                                       Darryl A. LeClair
                                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature               Title                               Date
      ---------               -----                               ----


/s/ Darryl A. LeClair         President, Chief Executive Officer  March 31, 1997
--------------------------      and Director
Darryl A. LeClair
Principal Executive Officer


/s/ Larry J. Newsome          Senior Vice President,              March 31, 1997
--------------------------      Chief Financial Officer,
Larry J. Newsome                Secretary and Treasurer
Principal Financial Officer


/s/ James R. Hobbs, Jr.       Vice President and                  March 31, 1997
--------------------------      Controller
James R. Hobbs, Jr.
Principal Accounting Officer


/s/ W. Michael Doramus        Chairman of the Board               March 31, 1997
--------------------------      and Director
W. Michael Doramus


/s/ Thomas W. Mahr            Director                            March 31, 1997
--------------------------
Thomas W. Mahr


/s/ Joseph H. Richardson      Director                            March 31, 1997
--------------------------
Joseph H. Richardson


/s/ Jonathan Blum             Director                            March 31, 1997
--------------------------
Jonathan Blum


                                       III-6

                          Independent Auditors' Report


The Board of Directors and Stockholders of
Echelon International Corporation:

Under the date of March 19, 1997, we reported on the consolidated balance sheets of Echelon International Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations and deficit, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP

March 19, 1997
St. Petersburg, Florida

                        ECHELON INTERNATIONAL CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              (Dollars in millions)

                                                            Additions
                                              Balance at   Charged to     Deductions                Balance at
                                               Beginning    Costs and        From                     End of
                                               of Period    Expenses       Reserves      Other(a)     Period
                                              ----------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for losses on loans and leases       $32.0        $23.8(b)      $   --       $   .4       $56.2
  Allowance for doubtful accounts                  1.0           --            (.7)           --         .3

YEAR ENDED DECEMBER 31, 1995:
  Allowance for losses on loans and leases       $33.7         $5.0         $ (6.7)      $    --      $32.0
  Allowance for losses on real estate             16.8          1.2(b)       (18.0)(c)        --         --
  Allowance for doubtful accounts                   .9           .1             --            --        1.0

YEAR ENDED DECEMBER 31, 1994:
  Allowance for losses on loans and leases       $24.5         $9.9         $  (.7)      $    --      $33.7
  Allowance for losses on real estate             16.1           .7             --            --       16.8
  Allowance for doubtful accounts                   .6           .3             --            --         .9

(a) Represents a balance sheet transfer from investment in unconsolidated affiliates.

(b)  Reconciliation of provision for losses charged to operations:

                                                       1996    1995
                                                      -----    ----
      Amount credited to allowance account            $23.8    $1.2
      Amount charged directly to asset account          7.6      .8
                                                      -----    ----
        Total provision charged to operations         $31.4    $2.0
                                                      =====    ====

(c)  Reserve was eliminated through the writedown of assets due to impairment.

                        ECHELON INTERNATIONAL CORPORATION
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996
                                  (In millions)

                                        INITIAL COST          COSTS                     GROSS CARRYING VALUE AT 12/31/96
                                     -------------------   CAPITALIZED                  --------------------------------
                                            BUILDINGS &   SUBSEQUENT TO   IMPAIRMENT              BUILDINGS &
REAL ESTATE PROPERTY                 LAND   IMPROVEMENTS   ACQUISITION    WRITE-DOWN     LAND     IMPROVEMENTS     TOTAL
-----------------------------------  ----   ------------  -------------   ----------   --------   ------------   --------
FOR SALE AND UNDER DEVELOPMENT                                               (A)
St. Petersburg, Florida:
  NINTH STREET PROPERTY              $ 5.4         $  --         $  2.8      $ (2.8)      $ 5.4         $   --    $   5.4
  4TH STREET PROPERTY                  2.5            --            1.0        (1.9)        1.6             --        1.6
  CARILLON                            15.6            --            9.5        (2.8)       22.3             --       22.3

Gainesville, Florida:
  PROGRESS CENTER LAND                  .6            --            2.9        (3.3)         .2             --         .2

MISCELLANEOUS                           --            --             --          --          --             --         --
                                     -----  ------------  -------------   ----------   --------   ------------   --------
Sub-Total                             24.1            --           16.2       (10.8)       29.5             --       29.5
                                     -----  ------------  -------------   ----------   --------   ------------   --------

INCOME PRODUCING
Office and Industrial Buildings
St. Petersburg, Florida:
BARNETT TOWER                          3.6            --           54.5          --         3.6           54.5       58.1
MCNULTY STATION                        1.6           1.5           10.3         (.3)        2.0           11.1       13.1
BAYBORO PROPERTIES                     2.8            .9            1.8        (1.2)        2.6            1.7        4.3
3RD & 3RD                               .3            --            2.3          --          .8            1.8        2.6
100 CARILLON                           1.5            --            6.3          --         1.5            6.3        7.8

Tampa, Florida:
7TH AVENUE                             1.4            --            4.1         (.9)        1.4            3.2        4.6
5TH AVENUE                              .1            --             .1          --          .1             .1         .2
PROGRESS PACKAGING                      .4           1.2             --          --          .4            1.2        1.6

Tallahassee, Florida:
HIGHPOINT CENTER                        .8            --           13.3          --          .8           13.3       14.1

Gainesville, Florida:
PROGRESS CENTER                         .3            --           11.7        (1.5)         .3           10.2       10.5

MISCELLANEOUS                           --            .2             --          --          --             .2         .2
                                     -----  ------------  -------------   ----------   --------   ------------   --------
Sub-Total                             12.8           3.8          104.4        (3.9)       13.5          103.6      117.1
                                     -----  ------------  -------------   ----------   --------   ------------   --------

Dockage and Marine Services
St. Petersburg, Florida:
HARBORAGE MARINA                       1.7           4.4           10.6        (9.1)        1.7            5.9        7.6
                                     -----  ------------  -------------   ----------   --------   ------------   --------
GRAND TOTAL                          $38.6         $ 8.2         $131.2      $(23.8)      $44.7         $109.5    $ 154.2
                                     =====  ============  =============   ==========   ========   ============   ========


                                     ACCUMULATED    CONSTRUCTION      YEAR
REAL ESTATE PROPERTY                 DEPRECIATION       YEAR        ACQUIRED
-----------------------------------  ------------   ------------  ------------
FOR SALE AND UNDER DEVELOPMENT
St. Petersburg, Florida:
  NINTH STREET PROPERTY                    $   --         n/a         1991
  4TH STREET PROPERTY                          --         n/a         1993
  CARILLON                                     --         n/a         1990

Gainesville, Florida:
  PROGRESS CENTER LAND                         --         n/a         1984

MISCELLANEOUS                                  --         n/a          n/a
                                     ------------   ------------  ------------
Sub-Total                                      --
                                     ------------   ------------  ------------

INCOME PRODUCING
Office and Industrial Buildings
St. Petersburg, Florida:
BARNETT TOWER                                (8.7)       1990         1986
MCNULTY STATION                              (3.6)   1984 - 1988   1983 - 1996
BAYBORO PROPERTIES                           (1.7)        n/a      1984 - 1985
3RD & 3RD                                     (.6)       1984         1993
100 CARILLON                                 (1.4)       1987         1994

Tampa, Florida:
7TH AVENUE                                   (1.1)       1986         1986
5TH AVENUE                                     --        1979         1985
PROGRESS PACKAGING                            (.4)       1993         1993

Tallahassee, Florida:
HIGHPOINT CENTER                             (3.5)       1990         1995

Gainesville, Florida:
PROGRESS CENTER                              (3.5)   1984 - 1988      1984

MISCELLANEOUS                                 (.2)        n/a          n/a

                                     ------------
Sub-Total                                   (24.7)
                                     ------------

Dockage and Marine Services
St. Petersburg, Florida:
HARBORAGE MARINA                             (4.6)   1984 - 1988      1984
                                     ------------
                                     ------------
GRAND TOTAL                                $(29.3)
                                     ============

(A)  See "Notes to Schedule III - Real Estate and Accumulated Depreciation."

                        ECHELON INTERNATIONAL CORPORATION
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996

(A) Impairment writedown is based on management's estimate of fair market value of assets determined to be imparied.

(B) The aggregate cost for Federal income tax purposes is $145.4 million at December 31, 1996.

(C)  Reconciliation:

                                                  1996       1995       1994
                                                ------------------------------
Real Estate
Balance at beginning of period                  $  173.6   $  158.3   $  156.3

   Additions :
      Acquisitions and Improvements                  4.7       17.0        7.8

   Deductions :
      Cost of Real Estate Sold                     (20.8)      (1.7)      (5.8)
      Transfer to Assets Held for Sale              (3.3)        --         --
                                                ------------------------------

Balance at end of period                        $  154.2   $  173.6   $  158.3
                                                ==============================

Accumulated Depreciation
Balance at beginning of period                  $   26.2   $   19.4   $   15.2
   Additions :
      Depreciation                                   4.1        4.8        3.6
      Other:                                          --        3.1        1.7

   Deductions :
      Accum. Deprec. of Real Estate Sold              --       (1.1)      (1.1)
      Transfer to Assets Held for Sale              (1.0)        --         --
                                                ------------------------------
Balance at end of period                        $   29.3   $   26.2   $   19.4
                                                ==============================

                        ECHELON INTERNATIONAL CORPORATION
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 1996

                              (Dollars in millions)

                                                            Final           Periodic                              Face     Carrying
                                             Interest     Maturity          Payment                     Prior   Amount of  Amount of
                     Description               Rate         Date             Terms                      Liens   Mortgages  Mortgages
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage Loans - Office Buildings:
  Madison Building                        Prime + .75%   Nov. 1998   Varying amounts with $3.1 balloon  $  --      $  3.6     $  3.3
  Plaza Del Rio                           Prime + 1.5%   April 1997  Level amount with $5.3 balloon        --         5.5        5.3
  Vine Street - Olympia                   Prime + .75%   July 2001   $5.3 balloon                          --         5.3        5.3
  Vine Street - Capital View I            Prime + .75%   Oct. 1998   $5.8 balloon                          --         5.8        5.8
  Vine Street - Capital View II           Prime + .75%   Dec. 1999   $5.0 balloon                          --         5.0        5.0
  Vine Street - Town Square VI            Prime + .75%   May 2001    $4.5 balloon                          --         4.5        4.5
                                                                                                        ----------------------------
                                                                                                           --        29.7       29.2
                                                                                                        ----------------------------

First Mortgage Loans - Industrial
  Marquardt                               Prime + 2%     Dec. 1997   $23.5 million balloon                 --        35.0       23.5

First Mortgage Loans - Life Care (D)
  South Port                                     11%     April 2000  Varying amounts with $16.7 balloon    --        25.0       22.7
  South Port Supplemental                        11%     April 2000  Varying amounts with $2.1 balloon     --         2.5        2.4
  Lake Port                                      11%     April 2000  Varying amounts with $9.2 balloon     --        11.0       10.1
                                                                                                        ----------------------------
                                                                                                           --        38.5       35.2
                                                                                                        ----------------------------

                                                                                                        ----------------------------
                                                                                                        $  --      $103.2     $ 87.9
                                                                                                        ============================

(A) At December 31, 1996 and 1995 there were no loans subject to delinquent principal or interest.

(B) Reconciliation of the carrying amount of mortgage loans to total carrying amount of mortgages:

                                                                                                          1996       1995      1994
                                                                                                        ----------------------------
      Beginning balance                                                                                 $110.9     $122.5    $152.3
      New mortgage loans                                                                                    --         --        --
      Collections of principal                                                                           (23.0)     (11.6)    (29.8)
                                                                                                        ============================
        Ending balance                                                                                  $ 87.9     $110.9    $122.5
                                                                                                        ============================

     Total amount of mortgages extended as of December 31, 1996 is $28.8 million.

(C) The aggregate cost for Federal income tax purposes is $88.3 million at December 31, 1996.

(D)  The First Mortgage Loans - Life Care were repaid in full in January 1997.