Form 10-Q
period 1997-03-31
ECHELON INTERNATIONAL CORP
filed 1997-05-15
CIK 1023275

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                    OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO 001-12211


                        ECHELON INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                   FLORIDA                                       59-2554218
           (State of incorporation)                           (I.R.S. Employer
                                                           Identification Number)

        One Progress Plaza, Suite 1500
        St. Petersburg, Florida 33701                     Telephone (813) 824-6767
   (Address of principal executive offices)           (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01 per share, 6,768,774 shares, as of May 14,
1997.
================================================================================

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
                                                                (UNAUDITED)
                                                               (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
SALES AND REVENUES:
  Real estate operations
     Rental income..........................................   $ 2.8     $ 3.0
     Sale of development properties.........................      .3        --
     Marina and other revenues..............................     2.9       1.2
     Equity in losses of partnerships.......................     (.5)       --
  Lending and leasing operations
     Interest income........................................     2.5       4.1
     Earned income on finance leases........................      .7        .7
     Other..................................................     1.6        .7
                                                               -----     -----
                                                                10.3       9.7
                                                               -----     -----
OPERATING EXPENSES:
  Real estate operations....................................     4.0       2.3
  Cost of development properties sold.......................      .3        --
  Depreciation..............................................     1.2       1.4
  Interest expense:
     Former parent advances.................................      --       4.7
     Long-term debt.........................................     2.7        .6
  Allocated administrative expenses of former parent........      --        .2
  Marketing and other administrative........................     2.8       1.1
  Other (income) expenses, net..............................    (6.4)       .9
                                                               -----     -----
                                                                 4.6      11.2
                                                               -----     -----
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....     5.7      (1.5)
INCOME TAX EXPENSE (BENEFIT)................................     1.0       (.7)
                                                               -----     -----
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................     4.7       (.8)
EXTRAORDINARY ITEM:
  Loss on extinguishment of debt, net of income tax benefit
     of $.5 million.........................................     (.8)       --
                                                               -----     -----
NET INCOME (LOSS)...........................................   $ 3.9     $ (.8)
                                                               =====     =====
  Average shares of common stock outstanding................     6.8       6.5
  Per share data:
     Net income (loss) before extraordinary item............   $ .69     $(.12)
     Extraordinary item.....................................    (.12)       --
                                                               -----     -----
          Net income (loss) per common share................   $ .57     $(.12)
                                                               =====     =====

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                                    (IN MILLIONS)
                                                              (UNAUDITED)
                         ASSETS
LEASES, LOANS, PROPERTY & OTHER INVESTMENTS:
  Leases and loans receivable, net..........................    $188.1         $190.6
  Property, net.............................................     130.2          130.1
  Investments in and advances to unconsolidated
     affiliates.............................................      35.0           32.5
                                                                ------         ------
                                                                 353.3          353.2
                                                                ------         ------
ASSETS HELD FOR SALE........................................      24.7           29.4
                                                                ------         ------
CURRENT ASSETS:
  Cash and equivalents......................................      23.6           63.3
  Marketable securities.....................................      39.4             --
  Accounts receivable, net..................................        .6            1.1
  Current portion of leases and loans receivable............      40.8           75.9
  Inventories, at cost......................................       2.8            3.1
  Other.....................................................        .6             .7
                                                                ------         ------
                                                                 107.8          144.1
                                                                ------         ------
OTHER NON-CURRENT ASSETS....................................       2.7            4.3
                                                                ------         ------
          Total assets......................................    $488.5         $531.0
                                                                ======         ======

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other liabilities....................    $ 13.6         $ 15.7
  Income taxes payable......................................       2.4             .1
  Accounts and interest payable to former parent............        --             .8
  Current portion of long-term debt and note payable to
     former parent..........................................      34.3           75.6
                                                                ------         ------
          Total current liabilities.........................      50.3           92.2
LONG-TERM DEBT..............................................      72.0           73.8
DEFERRED INCOME TAXES.......................................     161.0          163.3
OTHER LIABILITIES...........................................        .3             .3
                                                                ------         ------
          Total liabilities.................................     283.6          329.6
                                                                ------         ------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued................................        --             --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 6,764,405 outstanding......................        .1             .1
  Additional paid in capital................................     279.4          279.4
  Retained deficit..........................................     (74.2)         (78.1)
  Unrealized gain (loss)....................................       (.4)            --
                                                                ------         ------
          Total stockholders' equity........................     204.9          201.4
                                                                ------         ------
          Total liabilities and stockholders' equity........    $488.5         $531.0
                                                                ======         ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
                                                               (IN MILLIONS)
                                                                (UNAUDITED)
OPERATING ACTIVITIES:
  Net income (loss) before extraordinary item...............  $  4.7   $  (.8)
  Adjustment for noncash items:
     Depreciation and amortization..........................     1.5      1.5
     Deferred income taxes..................................    (2.1)    (2.4)
     Amortization of investment tax credits.................     (.1)     (.1)
     Amortization of lease income...........................     (.1)     (.2)
     (Gain) loss on sale of assets..........................    (4.2)      .1
     Equity in (income) of unconsolidated affiliates, net...    (1.1)     (.7)
     Changes in working capital:
       Accounts payable and other liabilities...............    (2.9)    (3.4)
       Income taxes receivable/payable......................     2.8    (12.0)
       Other working capital changes........................      .9       .2
     Other operating activities.............................      .1      (.3)
                                                              ------   ------
                                                                 (.5)   (18.1)
                                                              ------   ------
INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (40.0)      --
  Proceeds from sale or collection of leases and loans......    43.5      7.8
  Real estate property additions............................    (1.5)    (1.0)
  Proceeds from sale of real estate properties..............      .4       .1
  Distributions from unconsolidated affiliates, net of
     investments............................................     1.9      1.0
                                                              ------   ------
                                                                 4.3      7.9
                                                              ------   ------
FINANCING ACTIVITIES:
  Repayment of long-term debt...............................   (43.5)   (10.2)
  Decrease in due to former parent..........................      --     20.1
                                                              ------   ------
                                                               (43.5)     9.9
                                                              ------   ------
Net increase (decrease) in cash and equivalents.............   (39.7)     (.3)
Beginning cash and equivalents..............................    63.3       .4
                                                              ------   ------
Ending cash and equivalents.................................  $ 23.6   $   .1
                                                              ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  2.0   $  8.6
  Income taxes (net of refunds).............................      .3     12.4
                                                              ======   ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results for the first quarter are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  INVESTMENTS IN MARKETABLE SECURITIES

     During the first quarter of 1997, the Company invested in marketable securities which are classified as available-for-sale, except for debt securities with a maturity of three months or less, which are classified as cash equivalents. The available-for-sale marketable securities are available to support current operations or to take advantage of other investment opportunities. These securities are stated at fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Following is a summary of available-for-sale securities as of March 31, 1997:

                                                   AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                     COST         GAIN         LOSS      VALUE
                                                   ---------   ----------   ----------   -----
                                                                  (IN MILLIONS)
U.S. Government Obligations......................    $16.7        $--         $(0.1)     $16.6
Municipal Bonds..................................      0.8         --                      0.8
Corporate Debt Securities........................      7.5         --          (0.1)       7.4
                                                     -----                    -----      -----
                                                      25.0         --          (0.2)      24.8
Equity Securities................................     15.0         --          (0.4)      14.6
                                                     -----                    -----      -----
          Total..................................    $40.0        $--         $(0.6)     $39.4
                                                     =====        ===         =====      =====

     The amortized cost and estimated fair value of available-for-sale debt securities as of March 31, 1997, by expected maturity, are as follows:

                                                              AMORTIZED   FAIR
                                                                COST      VALUE
                                                              ---------   -----
                                                                (IN MILLIONS)
Due in one year or less.....................................    $15.9     $15.9
Due after one year through five years.......................      5.0       4.9
Due after five years........................................      4.1       4.0
                                                                -----     -----
          Total.............................................    $25.0     $24.8
                                                                =====     =====

                       ECHELON INTERNATIONAL CORPORATION

3.  LONG-TERM DEBT AND EXTRAORDINARY ITEM

     Long-term debt outstanding is as follows:

                                                                      MARCH 31,   DECEMBER 31,
                                                    INTEREST RATE       1997          1996
                                                    -------------     ---------   ------------
                                                                       (DOLLARS IN MILLIONS)
Salomon Brothers Realty Corp. ....................       8.39%(a)      $ 64.6        $ 95.7
Former Parent.....................................       8.39%(a)        22.9          32.9
Delayed equity obligation on finance lease........      10.00%           18.2          20.2
Other.............................................       8.50%(a)         0.6           0.6
                                                                       ------        ------
                                                                        106.3         149.4
Less: current portion of long-term debt...........                       34.3          75.6
                                                                       ------        ------
                                                                       $ 72.0        $ 73.8
                                                                       ======        ======

---------------

(a) Interest rate at March 31, 1997

     On January 9, 1997, the Company received an accelerated repayment of $35.5 million (including accrued interest) on a collateralized real estate loan receivable and, as required by the loan agreement with Salomon Brothers Realty Corporation ("Salomon Brothers"), used the proceeds to repay $31.0 million to Salomon Brothers. The early payoff resulted in an approximately $1.3 million pre-tax write-off of debt issuance costs and was classified as a $.8 million after-tax extraordinary loss in the statement of operations. The excess proceeds of approximately $4.5 million together with cash from other asset sales were used to repay $10.0 million on January 13, 1997 to the Company's former parent.

4.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to regulation with respect to the environmental effects of its operations. The Company's disposal of hazardous waste through third party vendors may result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company has been notified by the Environmental Protection Agency that a former subsidiary is or could be a potentially responsible party at one site. Liability for cleanup costs of this site is joint and several. Based upon information currently available, the Company believes that its liability for cleanup of this site will not be material and does not believe that it will be required to pay a significantly disproportionate share of the total cleanup costs. In addition, the Company may also be responsible for additional environmental cleanup at other sites. Based on information currently available to the Company, the Company estimates that its proportionate share of liability for cleaning up all sites ranges from $0.1 million to $1.0 million, and it has reserved $0.5 million for potential costs that management estimates to be probable. Management currently believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's results of operations, financial condition or liquidity.

     Through a previous partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by the former partnership. The contingent liability reduces over time as those who were residents at the time of the sale of the Company's interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $30.0 million as of March 31, 1997. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to the Company.

     During 1996 the Company signed commitments to provide capital contributions of $15.0 million to affordable housing tax credit limited partnerships. The Company funded $6.5 million of this amount as of

                       ECHELON INTERNATIONAL CORPORATION

March 31, 1997 and currently expects to complete funding by late 1998. The Company intends to commit to invest in an additional $10 million of housing tax credit limited partnership interests.

5.  CONDENSED STATEMENTS OF INCOME OF UNCONSOLIDATED ENTITY

     The unaudited condensed statements of income of Progress Potomac Capital Ventures, a 50/50 joint venture between the Company and Potomac Capital Corporation, for the quarters ended March 31, 1997 and 1996 are presented below. Amounts reflect 100% of the joint venture's results of operations. The Company accounts for the joint venture by the equity method.

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
                                                                  (000'S)
REVENUES:
  Finance lease revenue.....................................  $1,114   $1,260
  Rental income.............................................     199      199
  Interest income...........................................     148       35
                                                              ------   ------
                                                               1,461    1,494
                                                              ------   ------
EXPENSES:
  Administration fee........................................      15       15
  Depreciation..............................................     111      111
                                                              ------   ------
                                                                 126      126
                                                              ------   ------
          NET INCOME........................................  $1,335   $1,368
                                                              ======   ======

6.  EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits related to the Company's investment in housing tax credit limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previous and currently deferred taxes.

7.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings per Share" ("EPS"). It replaces the standards for computing EPS under Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes the computations comparable to international EPS standards. The Company will be required to adopt this standard for financial statements issued for the three and twelve-month periods ending December 31, 1997. FAS No. 128 is not expected to have a material impact on EPS.

     Also in February 1997, the FASB issued FAS No. 129, "Disclosure of Information about Capital Structure," which designates certain disclosure requirements for public and nonpublic entities. The Company currently discloses the information required by FAS No. 129. Accordingly, FAS No. 129 will not have any effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a real estate and financial services company with operations in two business segments: (i) development, ownership, and management of commercial and multi-family residential real estate (the "Real Estate Business") and (ii) collateralized financing of commercial real estate and aircraft, and leasing of aircraft and other assets (the "Lending and Leasing Business").

     Prior to December 18, 1996 ("Distribution Date"), the Company operated as a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). Effective on the Distribution Date, Florida Progress distributed the Company's stock to Florida Progress shareholders (one share of the Company for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). The Distribution established the Company as a publicly held corporation separate from Florida Progress. In connection with the Distribution, the Company identified certain non-strategic assets to be disposed of within two years.

     In contrast to the orderly liquidation strategy pursued by Florida Progress prior to when the Distribution was approved, the Company is currently pursuing a business plan designed to: (1) grow the Real Estate Business and accelerate the disposal of certain non-strategic assets, (2) maximize the value of the remaining assets, and (3) achieve profitability.

     The timing and results of sales of non-strategic assets achieved in the first quarter of 1997 are not necessarily indicative of future results.

RESULTS OF OPERATIONS

     Net income for the first quarter of 1997 was $3.9 million, or $.57 per share, compared to a net loss of $(.8) million, or $(.12) per share, for the same period in 1996. Included in 1997 first quarter net income was a $1.4 million after-tax effect from the sale of the Company's interest in a previously written-off oil rig lease. The Company received $1.3 million which had an after-tax effect of $.8 million, but also realized a $.6 million tax benefit on the reversal of excess deferred taxes related to the sale of the Company's interest in the oil rig lease. Also during the quarter, the Company sold a loan receivable at par and used the proceeds to pay down debt. As a result, the Company recorded a previously deferred gain of approximately $4.1 million which had an after-tax effect of about $2.5 million. However, the Company also recorded an after-tax extraordinary loss of $(.8) million on the write-off of $1.3 million of financing costs related to the early extinguishment of debt.

REVENUES

     Sales and revenues for the first quarter of 1997 increased to $10.3 million, up $.6 million over the same period in 1996 primarily due to a $1.7 million increase in marina and other revenues which benefitted from a more favorable market for boat sales. Other lending and leasing operations income increased $.9 million due to the gain on sale of an asset in a partnership in which Echelon has approximately a 26% interest. Interest income for the first quarter of 1997 declined $1.6 million compared to 1996 due to loan payoffs and sales. Equity in losses of partnerships reduced first quarter 1997 revenue by $.5 million compared to 1996 as a result of the Company recording its share of losses in housing tax credit limited partnerships.

OPERATING EXPENSES

     Operating expenses for the quarter ended March 31, 1997 decreased by $6.6 million compared to the same period in 1996 primarily due to the increase of $7.3 million in other income discussed below. Real estate operations expenses increased by $1.7 million reflecting the cost of sales associated with the increased marina and other revenues discussed above. Interest expense decreased by $2.6 million due to the reduction of debt resulting from using cash proceeds from asset sales and equity contributions from the Company's former parent in connection with the Company's spin-off from its parent in December, 1996. Marketing and other administrative expenses increased $1.7 million due primarily to increased expenses related to the hiring of additional staff and the full year accrual of management incentive and long-term incentive compensation as a result of the Company achieving in the first quarter of 1997 its annual 1997 goals. The increase in other income of $7.3 million primarily reflected the following: $4.1 million related to a previously deferred gain on a loan receivable that was sold at par in January 1997, $1.3 million related to the sale of the Company's interest in a previously written-off oil rig lease, and $.7 million of investment income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are expected to come from the continued maturity and collection of the Company's loan portfolio, proceeds from the sale of certain non-strategic assets, operating cash flow, existing cash and marketable securities, and with respect to future real estate development, from project-based financings.

     Cash flow from investing activities was $4.3 million for the first quarter of 1997. Proceeds from the sale or collection of leases and loans were $43.5 million, including $35.2 million from the sale of a loan receivable at par. Purchases of marketable securities, including debt securities with maturities greater than three months, were $40.0 million.

     Capital expenditures, reported as real estate additions, were $1.5 million and were primarily for office tenant construction improvements and land development infrastructure improvements. Distributions from unconsolidated affiliates, including $4.2 million from a partnership that sold substantially all of its assets, were $6.1 million and are reported net of investments in housing tax credit limited partnerships of $4.2 million.

     Repayment of long-term debt was $43.5 million including $31.1 million on the Salomon Brothers loan and $10.0 million on the debt to the Company's former parent.

OUTLOOK

     The Company is continuing its primary strategy of building on its base of real estate holdings. The Company is on schedule with site work on two multi-family housing projects which total approximately 689 apartments located in the Gateway area of St. Petersburg. The Company expects to begin construction on its 9th Street property by mid-summer of 1997 and on its Carillon property by the fourth quarter of 1997. The Company has submitted an application to the State of Florida for housing tax credits on its 4th street property which is planned for 228 apartments. In addition, the Company is studying the feasibility of constructing a commercial office building at Carillon, working closely with an architectural firm on the proposed project.

     The Company is continuing to update its long-term strategic plan and expects to complete this process by the end of summer of 1997. Some of the general conclusions reached so far are:

          (1) The Company's real estate strategy will probably evolve to a build and hold strategy for certain core assets and a hold and eventual sale for other holdings.

          (2) The Company's balance sheet can support a substantially greater asset and debt base. Aggressive growth of our balance sheet will be a key element of the Company's strategic plan.

          (3) Real estate services will probably be a significant part of the Company's growth strategy, and

          (4) The Company's growth strategy will emphasize profitability as well as cash flow.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including but not limited to statements concerning Echelon's strategies, generally, Echelon's expected sources of funds, and Echelon's expected uses of funds, including its expected capital expenditures and anticipated dates by which certain real estate development activities are accomplished. Because such statements involve risks and uncertainties, actual strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. For a discussion of certain factors which could affect such actual results, see "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                    PART II.

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     Echelon International Corporation issued a news release dated May 12, 1997, announcing 1997 first quarter financial results. A copy of the news release is being filed as Exhibit 99.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

NUMBER        EXHIBIT
------        -------
  27     --   Financial Data Schedule of Echelon International Corporation

  99     --   Echelon International Corporation News Release dated May 12,
              1997 regarding 1997 first quarter financial results.

  (b) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ECHELON INTERNATIONAL CORPORATION

Date: May 15, 1997                            /s/ JAMES R. HOBBS, JR.
                                              --------------------------------------------------------
                                              James R. Hobbs, Jr.
                                              Vice President and Controller

Date: May 15, 1997                            /s/ LARRY J. NEWSOME
                                              --------------------------------------------------------
                                              Larry J. Newsome
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Secretary and Treasurer