Form 10-Q
period 1997-06-30
ECHELON INTERNATIONAL CORP
filed 1997-08-14
CIK 1023275

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                           OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Common stock, par value $.01 per share, 6,782,527 shares, as of August 1, 1997.
================================================================================

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS       SIX MONTHS ENDED
                                                           ENDED JUNE 30,          JUNE 30,
                                                           --------------      -----------------
                                                           1997     1996        1997      1996
                                                           ----    ------      ------    -------
                                                            (UNAUDITED)           (UNAUDITED)
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                         AMOUNTS)
SALES AND REVENUES:
  Real estate operations
     Rental income.......................................  $3.3    $  2.9       $ 6.1     $  5.9
     Sale of development properties......................    --       6.6          .3        6.6
     Marina and other revenues...........................   1.7       2.8         4.6        4.0
     Equity in losses of partnerships....................   (.3)       --         (.8)        --
  Lending and leasing operations
     Interest income.....................................   1.9       3.7         4.1        7.3
     Earned income on finance leases.....................    .9        .9         1.6        1.8
     Other...............................................   1.0       1.0         2.9        2.0
                                                           ----    ------       -----     ------
                                                            8.5      17.9        18.8       27.6
                                                           ----    ------       -----     ------
OPERATING EXPENSES:
  Real estate operations.................................   2.8       3.6         6.8        5.9
  Cost of development properties sold....................    --       6.9          .3        6.9
  Depreciation...........................................   1.3       1.5         2.5        2.9
  Provision for lease, loan and real estate losses.......   (.7)     31.1         (.7)      31.1
  Interest expense:
     Former parent advances..............................    --       4.9          --        9.6
     Long-term debt......................................   2.5        .6         5.2        1.2
  Allocated administrative expenses of former parent.....    --        .2          --         .4
  Marketing and other administrative.....................   1.8        .5         4.6        1.6
  Other (income) expenses, net...........................   (.7)       .3        (7.1)       1.2
                                                           ----    ------       -----     ------
                                                            7.0      49.6        11.6       60.8
                                                           ----    ------       -----     ------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM...................................................   1.5     (31.7)        7.2      (33.2)
INCOME TAX EXPENSE (BENEFIT).............................    .1     (12.3)        1.1      (13.0)
                                                           ----    ------       -----     ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..................   1.4     (19.4)        6.1      (20.2)
EXTRAORDINARY ITEM:
  Loss on extinguishment of debt, net of income tax
     benefit of $.5 million..............................    --        --         (.8)        --
                                                           ----    ------       -----     ------
NET INCOME (LOSS)........................................  $1.4    $(19.4)      $ 5.3     $(20.2)
                                                           ====    ======       =====     ======
Average shares of common stock outstanding...............   6.8       6.5         6.8        6.5
Per share data:
  Income (loss) before extraordinary item................  $.21    $(2.99)      $ .90     $(3.11)
  Extraordinary item.....................................    --        --        (.12)        --
                                                           ----    ------       -----     ------
          Net income (loss) per common share.............  $.21    $(2.99)      $ .78     $(3.11)
                                                           ====    ======       =====     ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN MILLIONS)
                                         ASSETS
LEASES, LOANS, PROPERTY & OTHER INVESTMENTS:
  Leases and loans receivable, net..........................    $200.7         $190.6
  Property, net.............................................     112.0          130.1
  Investments in and advances to unconsolidated
     affiliates.............................................      35.4           32.5
                                                                ------         ------
                                                                 348.1          353.2
                                                                ------         ------
ASSETS HELD FOR SALE........................................       3.0           29.4
                                                                ------         ------
CURRENT ASSETS:
  Cash and equivalents......................................       8.0           63.3
  Marketable securities.....................................      46.9             --
  Accounts receivable, net..................................        .8            1.1
  Current portion of leases and loans receivable............      47.7           75.9
  Income taxes receivable...................................       2.0             --
  Inventories, at cost......................................       2.2            3.1
  Other.....................................................        .5             .7
                                                                ------         ------
                                                                 108.1          144.1
                                                                ------         ------
OTHER NON-CURRENT ASSETS....................................       2.6            4.3
                                                                ------         ------
          Total assets......................................    $461.8         $531.0
                                                                ======         ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other liabilities....................    $ 10.1         $ 15.7
  Income taxes payable......................................        --             .1
  Accounts and interest payable to former parent............        --             .8
  Current portion of long-term debt and note payable to
     former parent..........................................      34.9           75.6
                                                                ------         ------
          Total current liabilities.........................      45.0           92.2
LONG-TERM DEBT..............................................      48.9           73.8
DEFERRED INCOME TAXES.......................................     160.0          163.3
OTHER LIABILITIES...........................................        .3             .3
                                                                ------         ------
          Total liabilities.................................     254.2          329.6
                                                                ------         ------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued................................        --             --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 6,782,527 outstanding......................        .1             .1
  Additional paid in capital................................     279.4          279.4
  Retained deficit..........................................     (72.8)         (78.1)
  Unrealized gain (loss)....................................        .9             --
                                                                ------         ------
          Total stockholders' equity........................     207.6          201.4
                                                                ------         ------
          Total liabilities and stockholders' equity........    $461.8         $531.0
                                                                ======         ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                              1997     1996
                                                              -----   ------
                                                              (IN MILLIONS)
                                                               (UNAUDITED)
OPERATING ACTIVITIES:
  Income (loss) before extraordinary item................... $  6.1   $(20.2)
  Adjustment for noncash items:
     Depreciation and amortization..........................    3.0      2.9
     Deferred income taxes..................................   (3.9)   (14.5)
     Amortization of investment tax credits.................    (.3)     (.3)
     Amortization of lease income...........................    (.4)     (.4)
     Provision for lease, loan and real estate losses.......    (.7)    31.1
     Gain on sale of assets.................................   (4.2)      --
     Equity in income of unconsolidated affiliates, net.....   (1.4)    (1.3)
     Changes in working capital:
       Accounts payable and other liabilities...............   (5.3)     1.4
       Income taxes receivable/payable......................   (1.6)   (13.2)
       Other working capital changes........................    1.4       .8
     Other operating activities.............................    4.4     (2.0)
                                                             ------   ------
                                                               (2.9)   (15.7)
                                                             ------   ------
INVESTING ACTIVITIES:
  Purchase of marketable securities.........................  (45.4)      --
  Proceeds from sale or collection of leases and loans......   60.9      8.6
  Real estate property additions............................   (3.6)    (2.9)
  Proceeds from sale of real estate properties..............     .4      6.4
  Distributions from unconsolidated affiliates, net of
     investments............................................    1.8      2.5
                                                             ------   ------
                                                               14.1     14.6
                                                             ------   ------
FINANCING ACTIVITIES:
  Repayment of long-term debt...............................  (66.5)   (10.2)
  Increase in due to former parent..........................     --     11.0
                                                             ------   ------
                                                              (66.5)      .8
                                                             ------   ------
Net decrease in cash and equivalents........................  (55.3)     (.3)
Beginning cash and equivalents..............................   63.3       .4
                                                             ------   ------
ENDING CASH AND EQUIVALENTS................................. $  8.0   $   .1
                                                             ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.................................................. $  4.9   $ 10.7
  Income taxes (net of refunds).............................    6.6     13.4
                                                             ======   ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results for the second quarter are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  INVESTMENTS IN MARKETABLE SECURITIES

     The Company's investments in marketable securities are classified as available-for-sale, except for debt securities with a maturity of three months or less, which are classified as cash equivalents. The available-for-sale marketable securities are available to support current operations or to take advantage of other investment opportunities. These securities are stated at fair value based upon market quotes. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses, net of tax, are included as a separate component of stockholders' equity.

     Following is a summary of available-for-sale securities as of June 30, 1997:

                                                   AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                     COST         GAIN         LOSS      VALUE
                                                   ---------   ----------   ----------   -----
                                                                  (IN MILLIONS)
U.S. government obligations......................    $10.8        $0.1        $(0.1)     $10.8
Municipal bonds..................................      5.5         0.1           --        5.6
Corporate debt securities........................     13.8         0.1         (0.1)      13.8
                                                     -----        ----        -----      -----
          Total debt securities..................     30.1         0.3         (0.2)      30.2
Equity securities................................     15.3         1.8         (0.4)      16.7
                                                     -----        ----        -----      -----
          Total..................................    $45.4        $2.1        $(0.6)     $46.9
                                                     =====        ====        =====      =====

     The amortized cost and estimated fair value of available-for-sale debt securities as of June 30, 1997, by expected maturity, are as follows:

                                                              AMORTIZED   FAIR
                                                                COST      VALUE
                                                              ---------   -----
                                                                (IN MILLIONS)
Due in one year or less.....................................    $15.9     $15.9
Due after one year through five years.......................     10.0      10.1
Due after five years........................................      4.2       4.2
                                                                -----     -----
          Total.............................................    $30.1     $30.2
                                                                =====     =====

3.  IMPAIRMENT WRITE-DOWN

     During the second quarter of 1997, the Company revised its strategy with respect to its commercial real estate assets to include short and medium-term exit strategies, as well as its original plan of long-term exit strategies. Given the change in strategy, the Company updated its impairment analysis and determined that certain assets were impaired. In June 1997, the Company recognized an impairment of $19.0 million on certain income-producing property in accordance with Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of." The impairment loss was measured using independent appraisals and is reflected in the provision for lease, loan, and real estate losses.

                       ECHELON INTERNATIONAL CORPORATION

4.  ASSETS HELD FOR SALE

     Assets held for sale consist of the following:

                                                              JUNE 30,   DECEMBER 31,
PREVIOUS BALANCE SHEET CLASSIFICATION                           1997         1996
-------------------------------------                         --------   ------------
                                                                   (IN MILLIONS)
Leases and loans receivable.................................    $0.9        $56.8
Property net of depreciation................................     2.1          2.3
Investments in unconsolidated affiliates....................      --          6.4
Valuation allowance.........................................      --        (36.1)
                                                                ----        -----
                                                                $3.0        $29.4
                                                                ====        =====

     In June 1997, the Company received $24.3 million on the disposal of two aircraft loans receivable and an investment in unconsolidated affiliates that were classified as assets held for sale with a $9.3 million net book value on the date of disposition. As a result of this transaction, the Company reversed $15.0 million of previously recorded provision for lease, loan, and real estate losses related to these assets and used the proceeds to fully repay the remaining $22.9 million of debt to the Company's former parent. (See Note 5.)

     Additionally, the retirement of debt to its former parent allowed the Company to retain a lease receivable which it previously expected to sell in order to retire the debt. Accordingly, the Company reclassified the lease receivable from assets held for sale to leases and loans receivable and reversed $4.7 million of previously recorded provision for lease, loan, and real estate losses which had been established in contemplation of an accelerated sale of the lease receivable.

5.  LONG-TERM DEBT

     Long-term debt outstanding is as follows:

                                                                     JUNE 30,  DECEMBER 31,
                                                     INTEREST RATE     1997        1996
                                                     -------------   --------  ------------
                                                                         (IN MILLIONS)
Salomon Brothers Realty Corporation................       8.64%(a)      $64.4     $ 95.7
Former parent......................................                        --       32.9
Delayed equity obligation on finance lease.........      10.00%          18.8       20.2
Other..............................................       8.50%(a)        0.6        0.6
                                                                     --------     ------
                                                                         83.8      149.4
Less: current portion of long-term debt............                      34.9       75.6
                                                                     --------     ------
                                                                        $48.9     $ 73.8
                                                                     ========     ======

---------------

(a) Interest rate at June 30, 1997

     On January 9, 1997, the Company received an accelerated repayment of $35.5 million (including accrued interest) on a collateralized real estate loan receivable and, as required by the loan agreement with Salomon Brothers Realty Corporation ("Salomon Brothers"), used the proceeds to repay $31.0 million to Salomon Brothers. The early payoff resulted in an approximate $1.3 million pre-tax write-off of debt issuance costs and was classified as a $.8 million after-tax extraordinary loss in the statement of operations. The excess proceeds of approximately $4.5 million together with cash from other asset sales were used to repay $10.0 million on January 13, 1997 to Echelon's former parent. As discussed in Note 4, the Company received $24.3 million in settlement of two aircraft loans receivable and an investment in unconsolidated affiliates. The proceeds were used to fully repay the remaining $22.9 million of debt to the Company's former parent.

                       ECHELON INTERNATIONAL CORPORATION

6.  COMMITMENTS AND CONTINGENCIES

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

     Through a former partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by the former partnership. The contingent liability reduces over time as the residency of those who were residents at the time of the sale of the Company's interest terminates. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $30.0 million as of December 31, 1996. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to the Company.

     During 1996 and 1997, the Company signed commitments to provide capital contributions of $19.2 million to affordable housing tax credit limited partnerships. The Company has funded $8.4 million of this amount as of June 30, 1997 and expects to complete funding during 1999. The Company intends to commit to invest in an additional $6 million of housing tax credit limited partnership interests.

7.  CONDENSED STATEMENTS OF INCOME OF UNCONSOLIDATED ENTITY

     The unaudited statements of income of Progress Potomac Capital Ventures, a 50/50 joint venture between the Company and Potomac Capital Corporation, for the three and six month periods ended June 30, 1997 and 1996 are presented below. Amounts reflect 100% of the joint venture's results of operations. The Company accounts for the joint venture by the equity method.

                                                        THREE MONTHS
                                                            ENDED           SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                      -----------------     -----------------
                                                       1997       1996       1997       1996
                                                      ------     ------     ------     ------
                                                                      (000'S)
    REVENUES:
      Finance lease revenue.......................    $1,076     $1,225     $2,190     $2,485
      Rental income...............................       199        199        398        398
      Interest income.............................       134         27        282         62
                                                      ------     ------     ------     ------
                                                       1,409      1,451      2,870      2,945
                                                      ------     ------     ------     ------
    EXPENSES:
      Administration fee..........................        15         15         30         30
      Depreciation................................       111        111        222        222
                                                      ------     ------     ------     ------
                                                         126        126        252        252
                                                      ------     ------     ------     ------
              NET INCOME..........................    $1,283     $1,325     $2,618     $2,693
                                                      ======     ======     ======     ======

                       ECHELON INTERNATIONAL CORPORATION

8.  EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits related to the Company's investment in housing tax credit limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previous and currently deferred taxes.

9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income. The standard defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this standard January 1, 1998. As the standard addresses reporting and presentation issues only, there will be no impact on earnings from the adoption of this standard.

     Also, in June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this standard for financial statements for the fiscal year ended December 31, 1998. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from adoption of this standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a real estate and financial services company with operations in the development, ownership, and management of commercial and multi-family residential real estate (the "Real Estate Business") and collateralized financing of commercial real estate and aircraft, and leasing of aircraft and other assets (the "Lending and Leasing Business").

     Prior to December 18, 1996 ("Distribution Date"), the Company operated as a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). Effective on the Distribution Date, Florida Progress distributed the Company's stock to Florida Progress shareholders (one share of the Company for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). The Distribution established the Company as a publicly held corporation, separate from Florida Progress. Prior to the Distribution, the Company recorded approximately $31 million of provision for losses including $21.5 million to allow for an accelerated disposal of certain non-strategic assets that the Company identified as assets to be disposed of within two years.

     The Company is continuing its strategy of growing the Real Estate Business and accelerating the disposal of certain non-strategic assets. During the second quarter of 1997, the Company received $24.3 million on the disposal of two aircraft loans receivable and an investment in unconsolidated affiliates that were classified as assets held for sale with a $9.3 million net book value on the date of disposition. As a result of this transaction, the Company reversed $15.0 million of previously recorded provision for lease, loan, and real estate losses related to these assets and used the proceeds to fully repay the remaining $22.9 million of debt to the Company's former parent. Additionally, the retirement of debt to its former parent allowed the Company to retain an aircraft lease receivable which it previously expected to sell in order to retire the debt. Accordingly, the Company reclassified the lease receivable from assets held for sale to leases and loans receivable and reversed $4.7 million of previously recorded provision for lease, loan and real estate losses which had been established in contemplation of an accelerated sale of the lease receivable.

     The company is continuing to update its strategic plan, with a revised plan expected by the end of September 1997. As part of this process, the Company concluded that the original long-term hold strategy for certain real estate assets limited the Company's flexibility to maximize the value of certain assets. Therefore, the Company adopted short and medium-term exit strategies for certain assets, as well as long-term exit strategies. As a result of the change in strategy and an updated impairment analysis, the Company recorded a $19.0 million pre-tax provision for losses to write-down certain real estate assets to fair value.

     The timing and results of the sale, settlement, and repositioning of non-strategic assets achieved in the second quarter and first half of 1997 are not necessarily indicative of future results.

RESULTS OF OPERATIONS

     Net income for the three and six months ended June 30, 1997 was $1.4 million or $.21 per share, and $5.3 million or $.78 per share, respectively. This compares to a net loss of $(19.4) million or $(2.99) per share, and $(20.2) million or $(3.11) per share for the same periods in 1996.

REVENUES

     Sales and revenues for the three and six months ended June 30, 1997 were $9.4 million and $8.8 million lower than the same periods in 1996 primarily due to a decrease of $6.6 million and $6.3 million in the sale of development properties and a $1.8 million and $3.2 million decrease in interest income from lending operations as the result of loan receivable payoffs and sales. The decrease in the sale of development properties was mainly due to fewer sales of land in Carillon in 1997 compared to 1996. Marina and other revenue for the three and six month periods ended June 30, 1997 decreased by $1.1 million and increased by $.6 million, respectively, over the same periods in 1996, primarily due to higher boat sales in the first quarter of 1997 but lower boat sales in the second quarter of 1997 compared to 1996.

     Equity in losses of real estate partnerships reduced 1997 revenues by $.3 million and $.8 million for the three and six month period compared to 1996 as a result of the Company recording its share of losses in housing tax credit limited partnerships which did not exist in 1996. Tax credits of $.4 million and $.8 million for the three and six months ended June 30, 1997 related to these partnerships are recorded as a reduction of income tax expense. Other lending and leasing income increased by $.9 million for the six months of 1997 compared to 1996, reflecting the gain recorded in the first quarter of 1997, on the sale of an asset in a partnership in which Echelon had approximately a 26% interest.

OPERATING EXPENSES

     Operating expenses for the three and six month period ended June 30, 1997 decreased by $42.6 million and $49.2 million compared to the same periods in 1996, primarily due to the decrease of $31.8 million in the provision for lease, loan, and real estate losses as discussed in the Overview, the decline in the sale of development properties mentioned above, and the increase of $1.0 million and $8.3 million in other income discussed below.

     Real estate operations expenses for the three and six months ended June 30, 1997 declined by $.8 million and increased by $.9 million over the same periods in 1996, primarily due to higher boat sales in the first quarter of 1997 but lower boat sales in the second quarter of 1997 compared to 1996. Cost of development properties sold decreased $6.9 million and $6.6 million for the three and six month periods of 1997 due to the decrease in sales discussed above. Interest expense decreased by $3.0 million and $5.6 million for the three and six month periods of 1997 compared to 1996 due to the reduction of debt resulting from loan receivable payoffs, asset sales, and 1996 equity contributions from the Company's former parent in connection with the Company's spin-off from its parent. Marketing and other administrative expenses increased by $1.3 million and $3.0 million for the three and six month periods of 1997 over 1996 due to increased expenses related to the hiring of additional staff, increased expenses related to the Company being a publicly-traded company, and the full year accrual of management incentive and long-term incentive compensation as a result of the Company achieving in the first quarter of 1997 its annual 1997 goals. The increase in other income of $1.0 million and $8.3 million for the three and six month periods of 1997 compared to 1996 primarily resulted from the following: investment income of $.8 million in the three month period and $1.5 million in the six month period, $4.1 million related to a previously deferred gain on a loan receivable that was sold at par in January 1997, and $1.3 million related to the sale in March 1997 of the Company's interest in a previously written-off oil rig lease.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are expected to come from the continued maturity and collection of the Company's loan portfolio, proceeds from the sale of certain non-strategic assets, operating cash flow, existing cash and marketable securities, and with respect to real estate development, from project-based financings.

     Cash flow from investing activities was $14.1 million for the first half of 1997. Proceeds from the sale or collection of leases and loans were $60.9 million, including $35.2 million from the sale of a loan receivable at par and $16.0 million from the payoff of an aircraft loan. An additional $3.8 million was received on July 1, 1997 on the payoff of an aircraft loan. Purchases of marketable securities, including debt securities with maturities greater than three months, were $45.4 million.

     Capital expenditures, reported as real estate additions, were $3.6 million for the first half of 1997 and were primarily for land development and office tenant construction improvements. Distributions from unconsolidated affiliates, including $4.2 million from a partnership that sold substantially all of its assets, were $7.9 million and are reported net of investments in housing tax credit limited partnerships of $6.1 million.

     Repayment of long-term debt was $66.5 million, including approximately $31.3 million on the Salomon Brothers loan and $32.9 million representing a payoff of the debt to Echelon's former parent.

     In July 1997, the Company closed on a $16.5 million construction loan which will be used to fund development of a 369 unit apartment project on land that the Company owns in St. Petersburg, Florida.

OUTLOOK

     The Company is continuing to divest itself of its non-strategic assets and using the proceeds either to pay down debt, or to reinvest in its real estate operations. The Company has obtained a building permit, hired the general contractor and started physical construction of a 369 unit multi-family apartment project, the first phase of its multi-family development on Company-owned land located on 9th Street in St. Petersburg, Florida. Site work has begun and physical construction is slated to begin late this fall on the first phase of the Company's planned multi-family project on land it owns in St. Petersburg, Florida, known as Carillon. In addition, the Company is currently negotiating with two property owners to acquire sites in Orlando for future multi-family projects. The Company is continuing to evaluate the feasibility for an additional Company-owned commercial office building at Carillon. An architectural firm has been hired and general contractors are being interviewed to assist in the development of plans for this project.

     The Company is continuing to update its strategic plan and expects to complete this process by the end of September 1997. As discussed in the Overview, the Company has revised its strategic plan, with respect to its commercial assets, to include short and medium-term exit strategies, as well as long-term exit strategies. When the Company's work on its strategic plan has been completed, a general overview will be provided.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including but not limited to statements concerning Echelon's strategies, Echelon's expected sources of funds, and Echelon's expected uses of funds, including its expected capital expenditures and anticipated dates by which certain real estate development activities are accomplished. Because such statements involve risks and uncertainties, actual strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. For a discussion of certain factors which could affect such actual results, see "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                    PART II.

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of Echelon International Corporation was held on June 3, 1997. There were 6,763,605 shares of common stock entitled to vote. The following matters were voted upon at the meeting.

     1)  Election of Directors

         Class I -- Terms expiring in 2000

                                                              VOTES FOR   VOTES WITHHELD
                                                              ---------   --------------
          Jonathan Blum.....................................  5,910,423       106,204
          Joseph H. Richardson..............................  5,913,407       103,220

     2) Ratification of appointment of KPMG Peat Marwick, LLP as the Company's independent certified public accountants for fiscal year 1997.

          Votes for.....................................................  5,941,873
          Votes against.................................................     27,838
          Abstentions...................................................     46,916

ITEM 5.  OTHER INFORMATION.

     Echelon International Corporation issued a news release dated August 14, 1997, announcing 1997 second quarter financial results. A copy of the news release is being filed as Exhibit 99.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

NUMBER                                             EXHIBIT
------       -----------------------------------------------------------------------------------
  27    --   Financial Data Schedule of Echelon International Corporation (for SEC use only)
  99    --   Echelon International Corporation News Release dated August 14, 1997 regarding 1997 second quarter financial results.

  (b) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ECHELON INTERNATIONAL CORPORATION

Date: August 14, 1997                         /s/ JAMES R. HOBBS, JR.
                                              -----------------------------------------------
                                              James R. Hobbs, Jr.
                                              Vice President and Controller

Date: August 14, 1997                         /s/ LARRY J. NEWSOME
                                              -----------------------------------------------
                                              Larry J. Newsome
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Secretary and Treasurer