Form 10-Q
period 1997-09-30
ECHELON INTERNATIONAL CORP
filed 1997-11-17
CIK 1023275

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Common stock, par value $.01 per share, 6,784,794 shares, as of November 1, 1997.
================================================================================

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS                NINE MONTHS
                                                     ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                     --------------------        -------------------
                                                      1997         1996           1997        1996
                                                     ------      --------        ------      -------
                                                         (UNAUDITED)                 (UNAUDITED)
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SALES AND REVENUES:
  Real estate operations
     Rental income.................................    $3.5        $  3.0         $ 9.6       $  8.9
     Sale of development properties................      .5          11.6            .8         18.2
     Marina and other revenues.....................     2.4           1.5           7.0          5.5
     Equity in losses of partnerships..............     (.2)           --          (1.0)          --
  Lending and leasing operations
     Interest income...............................     1.3           2.8           5.5         10.1
     Earned income on finance leases...............     1.1           1.0           2.6          2.8
     Other.........................................     1.1           1.1           4.0          3.1
                                                       ----        ------         -----       ------
                                                        9.7          21.0          28.5         48.6
                                                       ----        ------         -----       ------
OPERATING EXPENSES:
  Real estate operations...........................     3.7           2.7          10.5          8.6
  Cost of development properties sold..............      .5          11.6            .8         18.5
  Depreciation.....................................     1.1           1.4           3.6          4.3
  Provision for lease, loan and real estate
     losses........................................      --           2.8           (.7)        33.9
  Interest expense:
     Former parent advances........................      --           4.3            --         13.9
     Long-term debt................................     1.9            .5           7.1          1.7
  Allocated administrative expenses of former
     parent........................................      --            .9            --          1.3
  Marketing and other administrative...............     2.2           1.3           6.8          2.9
  Other (income) expenses, net.....................    (1.3)          1.0          (8.4)         2.2
                                                       ----        ------         -----       ------
                                                        8.1          26.5          19.7         87.3
                                                       ----        ------         -----       ------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM.............................................     1.6          (5.5)          8.8        (38.7)
INCOME TAX EXPENSE (BENEFIT).......................      .2          (1.9)          1.3        (14.9)
                                                       ----        ------         -----       ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............     1.4          (3.6)          7.5        (23.8)
EXTRAORDINARY ITEM:
  Gain (loss) on extinguishment of debt, net of
     income tax effect.............................     (.1)          2.1           (.9)         2.1
                                                       ----        ------         -----       ------
NET INCOME (LOSS)..................................    $1.3        $ (1.5)        $ 6.6       $(21.7)
                                                       ====        ======         =====       ======
Average shares of common stock outstanding.........     6.8           6.5           6.8          6.5
Per share data:
  Income (loss) before extraordinary...............    $.20        $ (.55)        $1.10       $(3.66)
  Extraordinary item...............................    (.01)          .32          (.13)         .32
                                                       ----        ------         -----       ------
          Net income (loss) per common share.......    $.19        $ (.23)        $ .97       $(3.34)
                                                       ====        ======         =====       ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN MILLIONS)
                                          ASSETS
LEASES, LOANS, PROPERTY & OTHER INVESTMENTS:
  Leases and loans receivable, net..........................      $205.0         $190.6
  Property, net.............................................       115.2          130.1
  Investments in and advances to unconsolidated
     affiliates.............................................        32.5           32.5
                                                                  ------         ------
                                                                   352.7          353.2
                                                                  ------         ------
ASSETS HELD FOR SALE........................................         2.5           29.4
                                                                  ------         ------
CURRENT ASSETS:
  Cash and equivalents......................................        19.7           63.3
  Marketable securities.....................................        44.5             --
  Accounts receivable, net..................................         0.5            1.1
  Current portion of leases and loans receivable............        32.1           75.9
  Income taxes receivable...................................          .1             --
  Inventories, at cost......................................         1.4            3.1
  Other.....................................................          .3             .7
                                                                  ------         ------
                                                                    98.6          144.1
                                                                  ------         ------
OTHER NON-CURRENT ASSETS....................................         2.1            4.3
                                                                  ------         ------
          Total assets......................................      $455.9         $531.0
                                                                  ======         ======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other liabilities....................      $ 10.6         $ 15.7
  Income taxes payable......................................          --             .1
  Accounts and interest payable to former parent............          --             .8
  Current portion of long-term debt and note payable to
     former parent..........................................        15.2           75.6
                                                                  ------         ------
          Total current liabilities.........................        25.8           92.2
LONG-TERM DEBT..............................................        61.7           73.8
DEFERRED INCOME TAXES.......................................       158.2          163.3
OTHER LIABILITIES...........................................          .3             .3
COMMITMENTS AND CONTINGENCIES (See Note 6)
                                                                  ------         ------
          Total liabilities.................................       246.0          329.6
                                                                  ------         ------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued................................          --             --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 6,783,183 outstanding in 1997 and 6,753,903
     outstanding in 1996....................................          .1             .1
  Additional paid in capital................................       279.5          279.4
  Retained deficit..........................................       (71.6)         (78.1)
  Unrealized gain (loss)....................................         1.9             --
                                                                  ------         ------
          Total stockholders' equity........................       209.9          201.4
                                                                  ------         ------
          Total liabilities and stockholders' equity........      $455.9         $531.0
                                                                  ======         ======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              1997     1996
                                                              -----   -------
                                                                (UNAUDITED)
                                                               (IN MILLIONS)
OPERATING ACTIVITIES:
  Income (loss) before extraordinary item...................  $ 7.5   $ (23.8)
  Adjustment for noncash items:
     Depreciation and amortization..........................    4.3       4.3
     Deferred income taxes..................................   (6.2)    (19.4)
     Amortization of investment tax credits.................    (.5)      (.5)
     Amortization of lease income...........................    (.7)      (.5)
     Provision for lease, loan and real estate losses.......    (.7)     33.9
     (Gain) loss on sale of assets..........................   (4.2)       .5
     Equity in income of unconsolidated affiliates, net.....   (2.0)     (2.1)
     Changes in working capital:
       Accounts payable and other liabilities...............   (4.7)       .1
       Income taxes receivable/payable......................     .4      (5.8)
       Other working capital changes........................    2.4       (.2)
     Other operating activities.............................    5.1      (3.3)
                                                              -----   -------
                                                                 .7     (16.8)
                                                              -----   -------
INVESTING ACTIVITIES:
  Purchases of marketable securities........................  (57.1)       --
  Proceeds from sale of marketable securities...............   15.6        --
  Proceeds from sale or collection of leases and loans......   76.5      24.1
  Real estate property additions............................   (7.8)     (7.5)
  Proceeds from sale of real estate properties..............     .4      17.6
  Distributions from unconsolidated affiliates, net of
     investments............................................    2.3       2.8
                                                              -----   -------
                                                               29.9      37.0
                                                              -----   -------
FINANCING ACTIVITIES:
  Repayment of long-term debt...............................  (74.2)    (11.5)
  Decrease in due to former parent..........................     --    (148.9)
  Equity contribution from former parent....................     --     140.0
                                                              -----   -------
                                                              (74.2)    (20.4)
                                                              -----   -------
Net decrease in cash and equivalents........................  (43.6)      (.2)
Beginning cash and equivalents..............................   63.3        .4
                                                              -----   -------
ENDING CASH AND EQUIVALENTS.................................  $19.7   $    .2
                                                              =====   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $ 6.7   $  10.7
  Income taxes (net of refunds).............................    7.1      13.4
                                                              =====   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Distribution of note receivable by unconsolidated
  affiliate.................................................    3.0        --
                                                              =====   =======

   The accompanying notes are an integral part of these financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results for the third quarter are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Following is a summary of available-for-sale securities as of September 30, 1997:

                                                   AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                     COST         GAIN         LOSS      VALUE
                                                   ---------   ----------   ----------   -----
                                                                  (IN MILLIONS)
Certificates of deposit..........................    $ 2.0          --           --      $ 2.0
U.S. government obligations......................      8.8         0.1           --        8.9
Municipal bonds..................................      5.6         0.1           --        5.7
Corporate debt securities........................      9.3          --         (0.1)       9.2
                                                     -----        ----        -----      -----
          Subtotal...............................     25.7         0.2         (0.1)      25.8
Equity securities................................     15.8         3.0         (0.1)      18.7
                                                     -----        ----        -----      -----
          Total..................................    $41.5        $3.2        ($0.2)     $44.5
                                                     =====        ====        =====      =====

     The amortized cost and estimated fair value of available-for-sale debt securities as of September 30, 1997, by expected maturity, are as follows:

                                                              AMORTIZED   FAIR
                                                                COST      VALUE
                                                              ---------   -----
                                                                (IN MILLIONS)
Due in one year or less.....................................    $12.2     $12.2
Due after one year through five years.......................      9.5       9.6
Due after five years........................................      4.0       4.0
                                                                -----     -----
          Total.............................................    $25.7     $25.8
                                                                =====     =====

3.  IMPAIRMENT WRITE-DOWN

     During the second quarter of 1997, the Company revised its strategy with respect to its commercial real estate assets to include short and medium-term exit strategies, as well as its original plan of long-term exit strategies. Given the change in strategy, the Company updated its impairment analysis and determined that certain assets were impaired. In June 1997, the Company recognized an impairment of $19.0 million on certain income-producing property in accordance with Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of." The

                       ECHELON INTERNATIONAL CORPORATION
impairment loss was measured using independent appraisals and is reflected in the provision for lease, loan, and real estate losses.

4.  ASSETS HELD FOR SALE

     Assets held for sale consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
PREVIOUS BALANCE SHEET CLASSIFICATION                             1997            1996
-------------------------------------                         -------------   ------------
                                                                     (IN MILLIONS)
Leases and loans receivable.................................       0.4           $56.8
Property net of depreciation................................       2.1             2.3
Investments in unconsolidated affiliates....................        --             6.4
Valuation allowance.........................................        --           (36.1)
                                                                  ----           -----
                                                                   2.5           $29.4
                                                                  ====           =====

     In June 1997, the Company received $24.3 million on the disposal of two aircraft loans receivable and an investment in unconsolidated affiliates that were classified as assets held for sale with a $9.3 million net book value on the date of disposition. As a result of this transaction, the Company reversed $15.0 million of previously recorded provision for lease, loan, and real estate losses related to these assets and used the proceeds to fully repay the remaining $22.9 million of debt to the Company's former parent. (See Note 5)

     Additionally, the retirement of debt to its former parent allowed the Company to retain a lease receivable which it previously expected to sell in order to retire the debt. Accordingly, the Company reclassified the lease receivable from assets held for sale to leases and loans receivable and reversed $4.7 million of previously recorded provision for lease, loan, and real estate losses which had been established in contemplation of an accelerated sale of the lease receivable.

5.  LONG-TERM DEBT

     Long-term debt outstanding is as follows:

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                               INTEREST RATE           1997            1996
                                               -------------       -------------   ------------
                                                                          (IN MILLIONS)
Salomon Brothers Realty Corporation..........       8.61%(a)           $58.3          $95.7
Former parent................................                             --           32.9
Delayed equity obligation on finance lease...      10.00%               18.0           20.2
Other........................................       8.50%(a)             0.6            0.6
                                                                       -----          -----
                                                                        76.9          149.4
Less: current portion of long-term debt......                           15.2           75.6
                                                                       -----          -----
                                                                       $61.7          $73.8
                                                                       =====          =====

---------------

(a) Interest rate at September 30, 1997

     On January 9, 1997, the Company received an accelerated repayment of $35.5 million (including accrued interest) on a collateralized real estate loan receivable and, as required by the loan agreement with Salomon Brothers Realty Corporation ("Salomon Brothers"), used the proceeds to repay $31.0 million to Salomon Brothers. The early payoff resulted in an approximate $1.3 million pre-tax write-off of debt issuance costs and was classified as a $.8 million after-tax extraordinary loss in the statement of operations. The excess proceeds of approximately $4.5 million together with cash from other asset sales were used to repay $10.0 million on January 13, 1997 to Echelon's former parent. As discussed in Note 4, the Company received $24.3 million in

                       ECHELON INTERNATIONAL CORPORATION
settlement of two aircraft loans receivable and an investment in unconsolidated affiliates. The proceeds were used to fully repay the remaining $22.9 million of debt to the company's former parent. In August 1997, the Company received $10.6 million in full repayment of two loans receivable and used $6.0 million of the proceeds to repay Salomon Brothers. The payoff resulted in an approximate $.2 million pre-tax write-off of debt issuance costs and was recorded as a $.1 million after-tax extraordinary loss in the statement of operations.

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

     During 1996 and 1997, the Company signed commitments to provide capital contributions of $25.7 million to affordable housing tax credit limited partnerships. The Company has funded $9.6 million of this amount as of September 30, 1997 and expects to complete funding during 1999.

                       ECHELON INTERNATIONAL CORPORATION

7.  CONDENSED STATEMENTS OF INCOME OF UNCONSOLIDATED ENTITY

     The unaudited statements of income of Progress Potomac Capital Ventures, a 50/50 joint venture between the Company and Potomac Capital Corporation, for the three and nine month periods ended September 30, 1997 and 1996 are presented below. Amounts reflect 100% of the joint venture's results of operations. The Company accounts for the joint venture by the equity method.

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   1997       1996       1997       1996
                                                  -------    -------    -------    -------
                                                                  (000'S)
REVENUES:
  Finance lease revenue.......................     $1,036     $1,189     $3,226     $3,674
  Rental income...............................        198        199        596        597
  Interest income.............................        485        164        767        226
                                                   ------     ------     ------     ------
                                                    1,719      1,552      4,589      4,497
                                                   ------     ------     ------     ------
EXPENSES:
  Administration fee..........................         15         15         45         45
  Depreciation................................        111        111        333        333
  Miscellaneous...............................          3          3          3          3
                                                   ------     ------     ------     ------
                                                      129        129        381        381
                                                   ------     ------     ------     ------
          NET INCOME..........................     $1,590     $1,423     $4,208     $4,116
                                                   ======     ======     ======     ======

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

     The Company is continuing its strategy of growing the Real Estate Business and accelerating the disposal of certain non-strategic assets. During the third quarter of 1997, the Company received $10.6 million in full repayment of two real estate loans receivable and used $6.0 million of the proceeds to pay down debt to Salomon Brothers. As a result of the debt repayment, the Company wrote off approximately $.2 million of debt issuance costs which is reflected as a $.1 million after-tax extraordinary loss. During the second quarter of 1997, the Company received $24.3 million on the disposal of two aircraft loans receivable and an investment in unconsolidated affiliates that were classified as assets held for sale with a $9.3 million net book value on the date of disposition. As a result of this transaction, the Company reversed $15.0 million of previously recorded provision for lease, loan, and real estate losses related to these assets. The proceeds were used to fully repay the remaining $22.9 million of debt to the Company's former parent. Additionally, the retirement of debt to its former parent allowed the Company to retain an aircraft lease receivable which it previously expected to sell in order to retire the debt. Accordingly, the Company reclassified the lease receivable from assets held for sale to leases and loans receivable and reversed $4.7 million of previously recorded provision for lease, loan and real estate losses which had been established in contemplation of an accelerated sale of the lease receivable.

     The Company is continuing to update its strategic plan, with a revised plan expected by the end of December 1997. As part of this process, the Company concluded that the original long-term hold strategy for certain real estate assets limited the Company's flexibility to maximize the value of certain assets. Therefore, the Company adopted short and medium-term exit strategies for certain assets, as well as long-term exit strategies. As a result of the change in strategy in the second quarter of 1997 and an updated impairment analysis, the Company recorded a $19.0 million pre-tax provision for losses to write-down certain real estate assets to fair value.

     The timing and results of the sale, settlement, and repositioning of non-strategic assets achieved in the nine month period ending September 30, 1997 are not necessarily indicative of future results.

RESULTS OF OPERATIONS

     Net income for the three and nine month periods ended September 30, 1997 was $1.3 million or $.19 per share, and $6.6 million or $.97 per share, respectively. This compares to a net loss of $(1.5) million or $(.23) per share, and $(21.7) million or $(3.34) per share for the same periods in 1996.

REVENUES

     Sales and revenues for the three and nine month periods ended September 30, 1997 were $9.7 million and $28.5 million, which were $11.3 million and $20.1 million lower than the same periods in 1996 primarily due to a decrease of $11.1 million and $17.4 million in the sale of development properties and a $1.5 million and $4.6 million decrease in interest income. The decrease in the sale of development properties was mainly due to fewer sales of land in Carillon in 1997 compared to 1996. The decrease in interest income was due to loan receivable payoffs and sales. Marina and other revenue for the three and nine month periods ended September 30, 1997 increased by $.9 million and $1.5 million over the same periods in 1996, primarily due to higher boat sales in the first and third quarters of 1997 compared to 1996.

     Equity in losses of real estate partnerships reduced 1997 revenues by $.2 million and $1.0 million for the three and nine month periods compared to 1996 as a result of the Company recording its share of losses in housing tax credit limited partnerships which did not exist in 1996. Tax credits of $.2 million and $1.0 million for the three and nine month periods ended September 30, 1997 related to these partnerships are recorded as a reduction of income tax expense. Other lending and leasing income increased by $.9 million for the nine months of 1997 compared to 1996, due to the gain recorded in the first quarter of 1997, on the sale of an asset in a partnership in which Echelon had approximately a 26% interest.

OPERATING EXPENSES

     Operating expenses for the three and nine month periods ended September 30, 1997 were $8.1 million and $19.7 million, which decreased by $18.4 million and $67.6 million compared to the same periods in 1996, primarily due to the decrease of $34.6 million in the provision for lease, loan, and real estate losses as discussed in the Overview, the decline in the sale of development properties mentioned above and the increase of $2.3 million and $10.6 million in other income discussed below.

     Real estate operations expenses for the three and nine month periods ended September 30, 1997 increased by $1.0 million and $1.9 million over the same periods in 1996, primarily due to higher boat sales in the first and third quarters of 1997 compared to 1996. Cost of development properties sold decreased $11.1 million and $17.7 million for the three and nine month periods of 1997 due to the decrease in sales discussed above. Interest expense decreased by $2.9 million and $8.5 million for the three and nine month periods of 1997 compared to 1996 due to the reduction of debt resulting from loan receivable payoffs, asset sales, and 1996 equity contributions from the Company's former parent in connection with the Company's spin-off from its parent. Marketing and other administrative expenses increased by $.9 million and $3.9 million for the three and nine month periods of 1997 over 1996 due to increased expenses related to the hiring of additional staff, increased expenses related to the Company being a publicly-traded company, and the full year accrual of management incentive and long-term incentive compensation as a result of the Company achieving in the first quarter of 1997 its annual 1997 goals. This was largely offset by the elimination of $.9 million and $1.3 million of allocated administrative expenses of the former parent which were included in the three and nine month periods ended September 30, 1996. The increase in other income of $2.3 million and $10.6 million for the three and nine month periods of 1997 compared to 1996 primarily resulted from the following: investment income of $.7 million in the three month period and $1.9 million in the nine month period, $4.1 million related to a previously deferred gain on a loan receivable that was sold at par in January 1997, and $1.3 million related to the sale in March 1997 of the Company's interest in a previously written-off oil rig lease.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are expected to come from the continued maturity and collection of the Company's loan portfolio, proceeds from the sale of certain non-strategic assets, operating cash flow, existing cash and marketable securities, and with respect to real estate development, from project-based financings. The Company is also considering a general credit facility to fund its short-term construction needs.

     Cash flow from investing activities was $29.9 million for the nine-month period ended September 30, 1997. Proceeds from the sale or collection of leases and loans were $76.5 million, including $35.2 million from the sale of a loan receivable at par, $19.8 million from the payoff of two aircraft loans, and $10.6 million from the payoff of two real estate loans receivable. Purchases of marketable securities, including debt securities with maturities greater than three months, were $57.1 million and proceeds from sales of marketable securities were $15.6 million.

     Capital expenditures, reported as real estate additions, were $7.8 million for the nine-month period ended September 30, 1997 and were primarily for land development and office tenant construction improvements. Distributions from unconsolidated affiliates, including $4.2 million from a partnership that sold substantially all of its assets, were $9.6 million and are reported net of investments in housing tax credit limited partnerships of $7.3 million.

     Repayment of long-term debt was $74.2 million, including $37.4 million on the Salomon Brothers loan and a payoff of the $32.9 million debt to Echelon's former parent.

     In July 1997, the Company closed on a $16.5 million construction loan which will be used to fund development of a 369-unit apartment project on land that the Company owns in St. Petersburg, Florida. In November 1997, the Company expects to close on a $17.5 million construction loan to fund development of a 314-unit apartment project on land that the company owns in Carillon in St. Petersburg, Florida.

     The Company is also in the process of reviewing proposals to refinance all or a portion of its debt with Salomon Brothers.

OUTLOOK

     The Company is continuing to divest its non-strategic assets and to use the proceeds either to pay down debt, or to reinvest in its real estate operations.

     The Company has obtained a building permit, hired the general contractor and started physical construction of a 369 unit multi-family apartment project, the first phase of its multi-family development on Company-owned land located on 9th Street in St. Petersburg, Florida. Site work has begun and physical construction is slated to begin in December 1997 on the 314-unit first phase of the Company's planned multi-family project in Carillon. In addition, the Company is still pursuing sites in Orlando for future multi-family projects.

     The Company is continuing to evaluate the feasibility for an additional Company-owned commercial office building at Carillon. An architectural firm has been hired and general contractors are being interviewed to assist in the development of plans for this project. In addition, the Company is completing development on one of its downtown St. Petersburg buildings.

     On October 1, 1997, the Company hired W. Michael Doramus as executive vice president. Mr. Doramus was the founder of Mission Development Company, a Dallas-based multi-family housing developer. He had served as chairman of the Company and will continue as a board member, but Darryl A. LeClair, the Company's president and chief executive officer, has assumed the position of chairman. With the employment of Mr. Doramus, the Company purchased for $365,000 certain assets of Mission Development Company and established a southwest regional office in Dallas, Texas. The Company is pursuing sites in the southwest to develop future multi-family apartment projects.

     On November 12, 1997, the Company announced that it will purchase up to $2.5 million worth of its stock from stockholders with ten (10) or fewer shares of stock as of a record date of November 6, 1997. The program will run from November 12, 1997 through December 15, 1997 (Program Period), unless extended by the Company. Stockholders participating in the Program will be paid the average of the closing market prices of the Company's stock as reported on the New York Stock Exchange during the Program Period. If more than $2.5 million of stock is submitted for sale, the excess shares will be sold on the open market through a registered broker/dealer. Those stockholders will receive a market-based weighted average price based upon the shares sold in the open market. Participating stockholders will not incur any commissions, although a $3.00 per share processing fee will be charged by the vendor administering the program to help defray the cost of the program. This voluntary program will provide participating stockholders an inexpensive and convenient method to sell odd-lot shares through the mail at a small fee, while enabling the Company to save the annual administrative costs associated with servicing odd-lot accounts.

     As discussed in the Overview, the Company expects to complete an update of its strategic plan by the end of December 1997, after which date, a general overview will be provided.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     Subsequent to the third quarter of 1997, Echelon International Corporation issued the following:

     1) News release dated November 12, 1997 regarding the announcement of an odd-lot buy-back program for stockholders with 10 shares or less. A copy of the news release is being filed as Exhibit 99.1.

     2) News release dated November 14, 1997 regarding 1997 third quarter financial results. A copy of the news release is being filed as Exhibit 99.2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

NUMBER        EXHIBIT
------        -------
  10     --   Employment agreement for W. Michael Doramus dated October 1,
              1997.
  27     --   Financial Data Schedule of Echelon International Corporation
99.1     --   Echelon International Corporation News Release dated
              November 12, 1997 regarding odd-lot buy-back program for
              stockholders with 10 shares or less.
99.2     --   Echelon International Corporation News Release dated
              November 14, 1997 regarding 1997 third quarter financial
              results.

  (b) Reports on Form 8-K:

     In October 1997, Echelon International Corporation filed the following report on Form 8-K:

     Form 8-K dated October 1, 1997, reporting under Item 5 "Other Events" the employment of W. Michael Doramus as executive vice president and the assumption of chairman of the board of directors by Darryl A. LeClair.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ECHELON INTERNATIONAL CORPORATION

Date: November 14, 1997                                       /s/ JAMES R. HOBBS, JR.
                                              --------------------------------------------------------
                                              James R. Hobbs, Jr.
                                              Vice President and Controller

Date: November 14, 1997                                         /s/ LARRY J. NEWSOME
                                              --------------------------------------------------------
                                              Larry J. Newsome
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Treasurer