Form 10-K
period 1997-12-31
ECHELON INTERNATIONAL CORP
filed 1998-04-01
CIK 1023275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM      TO       .

                          COMMISSION FILE NO 001-12211


                       ECHELON INTERNATIONAL COPRORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         FLORIDA                             59-2554218
         (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                       IDENTIFICATION NUMBER)
          ONE PROGRESS PLAZA, SUITE 1500              TELEPHONE (813) 803-8200
           ST. PETERSBURG, FLORIDA 33701          (REGISTRANT'S TELEPHONE NUMBER)

     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                         NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS:                     ON WHICH REGISTERED:
    COMMON STOCK, PAR VALUE $.01 PER SHARE             NEW YORK STOCK EXCHANGE
    SERIES A JUNIOR PARTICIPATING PREFERRED STOCK,     NEW YORK STOCK EXCHANGE
    PAR VALUE $.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $143,171,875 as of March 25, 1998 (based upon the closing sales price for the registrant's stock reported by the New York Stock Exchange on March 25, 1998 as published in The Wall Street Journal and, solely for these purposes, considering as non-affiliates all stockholders other than the registrant's executive officers and directors).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01 per share, 6,802,484 shares, as of March 25, 1998


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission, relating to the 1998 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS





                                                                                           PAGE
                                                                                          ------
PART I.
 Item 1.    Business ..................................................................    1
 Item 2.    Properties ................................................................   16
 Item 3.    Legal Proceedings .........................................................   16
 Item 4.    Submission of Matters to a Vote of Security Holders .......................   17
PART II.
 Item 5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters .......................................................   17
 Item 6.    Selected Financial Data ...................................................   18
 Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations .....................................................   19
 Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ................   27
 Item 8.    Financial Statements and Supplementary Data ...............................   F-1
 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ..................................................   III-1
PART III.
 Item 10.   Directors and Executive Officers of the Registrant ........................   III-1
 Item 11.   Executive Compensation ....................................................   III-1
 Item 12.   Security Ownership of Certain Beneficial Owners and Management ............   III-1
 Item 13.   Certain Relationships and Related Transactions ............................   III-1
PART IV.
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........   III-1
Signatures ..........................................................................     III-3
Financial Statement Schedules .......................................................     S-1

                                     PART I


ITEM 1. BUSINESS


 GENERAL


     Echelon International Corporation ("Echelon" or the "Company") is a real estate company with operations in the development, ownership and management of commercial and multi-family residential real estate (the "Real Estate Business"). The Company also owns and manages a portfolio of financial assets consisting primarily of leased aircraft and other assets and collateralized financings of commercial real estate and aircraft (the "Leasing and Lending Business"). Echelon is continuing to withdraw from the real estate and aircraft lending business to focus on its core real estate operations. The Company's executive offices are located at One Progress Plaza, Suite 1500, St. Petersburg, Florida, 33701, telephone (813) 803-8200.



     Prior to December 18, 1996, Echelon was a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). On December 18, 1996, Florida Progress effected a spin-off of Echelon (the "Distribution") by distributing all of the issued and outstanding Echelon Common Stock to all holders of outstanding Florida Progress Common Stock by a tax-free stock dividend.



     The Distribution established Echelon as a publicly held corporation, listed on the New York Stock Exchange, independent from Florida Progress. The Company's stock trades under the symbol EIN.



                           THE REAL ESTATE BUSINESS



COMMERCIAL REAL ESTATE DEVELOPMENT, OWNERSHIP AND MANAGEMENT



  GENERAL


     Echelon owns and manages a portfolio of income-producing commercial real estate properties located in Florida. The majority of these properties are located in the Tampa Bay area of Florida. The Company also has an office in Dallas, Texas with plans to develop, own and manage multi-family residential communities in the southeast and southwest United States.



     Echelon believes the current economic forecasts and demographics of the southeast and southwest United States will support Echelon's business plan to maximize the value of its existing commercial real estate assets and to develop properties in the Company's target markets.



     The Company's owned assets currently include 14 major commercial and multi-family residential real estate properties, consisting of eight office buildings, one multi-family residential community currently under construction, and five industrial sites and other properties. The following table summarizes Echelon's owned commercial and multi-family residential real estate:

SUMMARY OF OWNED COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE PORTFOLIO



PROJECT NAME                    DESCRIPTION              LOCATION
---------------------- ---------------------------- -----------------
OFFICE BUILDINGS
Barnett Tower/         26-story Class A             St. Petersburg,
 NationsBank           office tower                 FL
SouthCore Commercial   2 floors in an 8-story       St. Petersburg,
                       Class A office building      FL
                       and parking garage
McNulty Station        5 multi-tenant, Class A      St. Petersburg,
                       office buildings, historic   FL
                       renovation
3rd & 3rd              3-story Class B office       St. Petersburg,
                       building                     FL
Bayboro Station        3-story Class A office       St. Petersburg,
                       building                     FL
100 Carillon           3-story, multi-tenant        St. Petersburg,
                       Class A suburban             FL
                       office building
                       located in Carillon
                       Park
Highpoint Center       15-story, multi-tenant       Tallahassee,
                       Class A office building      FL
                       near the state capitol
                       building
Progress Center        3 multi-tenant,              Alachua/
                       Class A office/research      Gainesville,
                       buildings located in a       FL
                       research park
MULTI-FAMILY RESIDENTIAL
Echelon at Bay Isle    369 unit multi-family        St. Petersburg,
 Key Apartments        residential community        FL
                       on 28 acres of land
INDUSTRIAL AND OTHER PROPERTIES
Bayboro Property       Land adjacent to             St. Petersburg,
                       Bayboro Station              FL
7th Avenue             Industrial warehouse         Tampa, FL
5th Avenue             Industrial warehouse         Tampa, FL
Progress Packaging     Industrial warehouse         Tampa, FL
Harborage at Bayboro   Full service marina          St. Petersburg,
                       includes wet slips           FL
                       and high & dry
                       boat storage, marine
                       repairs & service, parts
                       sales, and marine
                       supply store



                                                                                % OF
                                                                              RENTABLE
                                         PERCENTAGE                           SQ. FT.
                                           LEASED                              LEASED
                           RENTABLE         AS OF                                BY
                            SQUARE        DEC. 31,            MAJOR            MAJOR
PROJECT NAME               FEET (2)         1997             TENANTS          TENANTS
---------------------- ---------------- ------------ ----------------------- ---------
OFFICE BUILDINGS
Barnett Tower/         295,200           96%         Florida Progress         21%
 NationsBank                                         Barnett Bank/
                                                      NationsBank             17%
                                                     Holland & Knight
                                                      Law Firm                 9%
                                                     Merrill Lynch             7%
                                                     Raymond James &
                                                      Associates               6%
                                                     Carlton Fields Law
                                                      Firm                     5%
                                                     KPMG Peat Marwick         5%
SouthCore Commercial   133,279          100%         Florida Power (1)       100%
McNulty Station        93,152           100%         Andersen Consulting      81%
                                                     AmSouth
                                                      Bancorporation           7%
3rd & 3rd              32,607           100%         Andersen Consulting     100%
Bayboro Station        80,991           100%         Florida Power (1)       100%
100 Carillon           79,749            92%         Raymond James
                                                      Financial              85%
Highpoint Center       79,552           100%         Katz Kutter Law Firm     46%
                                                     Huey Guilday
                                                      Law Firm                22%
Progress Center        102,386           51%         University of Florida
                                                      Tissue Bank             22%
                                                     Pharmos Corporation      11%
                                                     US Biomaterials           9%
MULTI-FAMILY
RESIDENTIAL
Echelon at Bay Isle     --               --          Under construction as
 Key Apartments                                       of December 31, 1997      N/A
INDUSTRIAL AND OTHER
PROPERTIES
Bayboro Property       277,402(3)        38%         Florida Power            38%
7th Avenue             187,500           63%         All Points               63%
5th Avenue             16,482           100%         Finer Scrap Metal       100%
Progress Packaging     121,844           27%         John J. Faour            16%
                                                     Nature's Therapy          8%
Harborage at Bayboro   235 wet slips    100%         N/A                        N/A
                       425 high and     100%                                 N/A
                       dry slips


---------------------

(1) These buildings are being finished to tenant's specifications. Leases will commence upon delivery between April and June, 1998.

(2) Unless otherwise indicated.
(3) Rentable square footage represents land.

OFFICE BUILDINGS



     Barnett Tower is a 26-story, 295,200 rentable square feet ("rsf") Class A office building in the center of downtown St. Petersburg and accounts for approximately 24% of Echelon's more than 1,200,000 rsf of owned commercial real estate. Completed in 1990, it is the newest office building in downtown St. Petersburg and is home to several of the area's most prominent companies, including Florida Progress; Barnett Bank / NationsBank; Holland & Knight Law Firm, , Merrill Lynch; Raymond James & Associates, Inc.; Carlton Fields Law Firm; and KPMG Peat Marwick. These principal tenants account for 70% of the building's occupancy and have leases with remaining terms of at least three years. As of December 31, 1997, the Barnett Tower was approximately 96% leased.



     The SouthCore Commercial property consists of the first two floors (133,279 rsf) of office space in a Class A office building, which also has six floors of parking, two owned by Echelon and four by the City of St. Petersburg. The first two floors have not been occupied since completion of the building in 1990. These floors were originally part of a redevelopment plan between the City and its selected developer, the Bay Plaza Companies, to revitalize the downtown area. Echelon acquired these two floors in November 1997 and is in the process of completing the interior base building and tenant improvements for 100% occupancy by Florida Power Corporation, a wholly-owned subsidiary of Florida Progress, by June 1, 1998 under a 15-year lease.



     McNulty Station is a complex of five office buildings ranging in size from two to five stories, totaling 93,152 rsf, and is located across the street from the Barnett Tower. McNulty Station was part of a historic renovation project completed in 1985. The buildings are all Class A buildings leased to such tenants as Andersen Consulting and AmSouth Bancorporation. The lease with Andersen Consulting, for 81% of the McNulty Station properties, is scheduled to expire in August 2001. As of December 31, 1997, McNulty Station was 100% leased.



     The 3rd & 3rd building is a three-story, 32,607 rsf office building located two blocks south of the Barnett Tower. Andersen Consulting currently occupies the entire building until September 1998, with an option to renew for a period coterminous with Andersen Consulting's McNulty Station lease.


     Bayboro Station is a three-story, 80,991 rsf Class A waterfront office building located near downtown St. Petersburg. Echelon is in the process of completing the interior base building and tenant improvements for 100% occupancy by Florida Power Corporation ("Florida Power") under a 10-year lease that is expected to commence in April 1998 upon completion of the improvements.




     Echelon's other commercial building in the St. Petersburg area is 100 Carillon. 100 Carillon, located in the Gateway area of Tampa Bay, is a three-story, 79,749 rsf office building housed within the 432-acre Carillon multi-use park (the "Carillon Park"). Raymond James Financial, Inc., a regional securities brokerage firm with headquarters in a neighboring building, with its affiliates, occupies 85% of the building under a lease expiring on December 31, 2002. 100 Carillon is a Class A multi-tenant building which, as of December 31, 1997, was 92% leased.


     As of December 1997, the office market in downtown St. Petersburg had a vacancy rate of 11.8% (according to the Maddux Report of January 1998), which is the lowest vacancy rate in the past 10 years. Echelon's commercial office buildings located in the downtown St. Petersburg were 97% leased as of December 31, 1997.



     Other Florida commercial office properties owned by Echelon include Highpoint Center, a 15-story, 79,552 rsf Class A office building located in downtown Tallahassee. The property is situated two blocks from the state capitol building and courthouse and houses several law firms with significant state business activities. The law firms of Katz, Kutter and Huey, Guilday represent the building's two main tenants and represent 68% of the occupancy of the building with remaining lease terms of three years as of December 31, 1997. As of December 31, 1997, Highpoint Center was 100% leased. Except for the state capitol building, Highpoint Center, which was built in 1990, is the tallest building in downtown Tallahassee.

     Progress Center, located in Alachua/Gainesville, Florida, is a 102,386 rsf office research facility. The facility includes three buildings, each of which is comprised of approximately 25% office space and 75% laboratory space. Progress Center is part of a 200-acre office and research park ("Progress Park") owned by Echelon and is approximately 51% leased at December 31, 1997, including 22,500 square feet which is occupied by the University of Florida Tissue Bank. The three major tenants currently occupy approximately 42% of the facility. Progress Center is designed to provide a vital link between University of Florida researchers and private industry to transfer new technologies from the laboratory to the market place and to provide office space to the area businesses.



     During the next five years, the Company expects to hold its core office buildings and expand its commercial real estate portfolio by developing or acquiring 750,000 to 1,500,000 square feet of commercial office space. A substantial amount of this space will be developed on Echelon's existing land inventory in the Tampa Bay area, with the balance developed or acquired in other southeast and southwest target markets.



     Although the Company plans to hold its core office buildings during this period, short, medium and long-term exit strategies have been developed for all currently owned commercial real estate. The Company intends to sell non-core commercial properties as opportunities arise.



  MULTI-FAMILY RESIDENTIAL


     The Company is continuing with the construction of Echelon at Bay Isle Key, a 369-unit multi-family residential community on Company owned land located on 9th Street in St. Petersburg, Florida. Echelon expects to complete the construction of the clubhouse and begin leasing in April 1998.



     See "General Overview of Strategic Plan" for a discussion of the Company's multi-family residential development strategic plan.



  INDUSTRIAL AND OTHER PROPERTIES


     Although its industrial properties do not represent a significant part of Echelon's investment in commercial real estate, these properties are generally located in locations with some potential for growth. Echelon's industrial properties include the Bayboro property, the 7th Avenue property, the 5th Avenue property and Progress Packaging.



     Echelon's Bayboro property includes 277,402 rsf of land in St. Petersburg, 104,152 rsf of which is leased to Florida Power. Florida Power leases the land to house some of its "peaking" units, a system of gas powered backup generators used to produce power during periods of peak electrical demand. The peaking units include several turbine engines to power the generators. The lease to Florida Power can be canceled upon written notice from Florida Power. Most of the land comprising the Bayboro property was acquired for its development potential. The Bayboro property is close to downtown St. Petersburg and is located within a redevelopment zone with a portion of the property bordering the Tampa Bay waterfront.


     Echelon has several properties located in various areas of Tampa. The 7th Avenue property, constructed in 1987, is a 187,500 rsf warehouse and distribution facility located on the east side of Tampa. At December 31, 1997, the property is approximately 63% leased. The facility is one of the largest warehouse properties in a predominantly industrial neighborhood. The 5th Avenue property, located near the 7th Avenue property, is a 16,482 rsf industrial building and is 100% leased to a single tenant who has an option to purchase the building. Progress Packaging, located in West Tampa, is comprised of two industrial warehouse buildings with a total of 121,844 rsf. The smaller building is 20,000 rsf and is 100% leased to a tenant who also has an option to purchase the building. The larger building of approximately 100,000 rsf is 10% leased at December 31, 1997.



     Echelon also owns and operates a marina, the Harborage at Bayboro, located in the Bayboro Harbor area near downtown St. Petersburg. This full service marina offers 235 wet slips and 425 high and dry slips, each of which, as of December 31, 1997, were 100% leased.

     Echelon's strategy for its industrial and other properties is to aggressively market the properties to increase occupancy and cash flow in the short term. As market conditions warrant and based on the Company's ability to lease these properties, Echelon intends to sell the industrial properties over the next five years.


REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES



     Echelon currently manages its owned commercial office buildings, industrial and other properties and five properties owned by third parties. The Company intends to continue to expand its real estate management services by securing additional third-party management services, managing Echelon's new multi-family residential developments and managing Housing Tax Credit developments built both for its own portfolio and for third parties. See further discussion of Housing Tax Credit developments included at "Affordable Housing."



OTHER OWNED REAL ESTATE; MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE DEVELOPMENT


  OVERVIEW


     Several large parcels of undeveloped land in the Tampa Bay area and other parts of Florida represent another significant portion of Echelon's real estate holdings. Substantial infrastructure has already gone into certain of these properties, including Carillon Park. Echelon's strategy is to accelerate the development of both multi-family residential communities and commercial office buildings on these sites and to acquire and develop other sites in the southeast and southwest United States.


     The following table summarizes Echelon's investment in undeveloped real estate:


              SUMMARY OF UNDEVELOPED OWNED COMMERCIAL REAL ESTATE



                                                                                               DEVELOPMENT POTENTIAL
                                                                                              AS OF DECEMBER 31, 1997
                                                                                            ---------------------------
                                                                                              ACRES FOR     NUMBER OF
                                                                                               SALE OR     MULTI-FAMILY
   PROJECT NAME          DESCRIPTION             LOCATION                  ZONING            DEVELOPMENT      UNITS
----------------- ------------------------ -------------------- --------------------------- ------------- -------------
Carillon Park     Class A, suburban        St. Petersburg, FL   Phase I (DRI in place)--          38           N/A
                  office and residential                         Zoned business park
                  park in Gateway area                          Phase II (DRI in place)--
                                                                 Zoned business park              46
                                                                 Multi-family residential         50          1,169
4th Street        15 undeveloped           St. Petersburg, FL   Zoned multi-family                15            228
                  acres (Multi-family)                          residential office park
9th Street        44 undeveloped           St. Petersburg, FL   Zoned multi-family                44            596
                  acres (Multi-family)                          residential
Progress Park     Research park            Gainesville, FL      Zoned research, office           150           N/A
                  consisting of                                 industrial/commercial
                  150 acres with
                  infra-structure
                  in place
Royal Oaks        35 undeveloped acres     Tallahassee, FL      Zoned multi-family                35           N/A
                  adjacent to 131 single                        residential
                  family lots previously
                  developed and sold
Riverside Ranch   2,000-acre operating     Lakeland, FL         Zoned agricultural             2,000           N/A
                                                                                               -----         ------
                  ranch
  TOTAL                                                                                        2,378          1,993
                                                                                               =====         ======

     Carillon Park is a 432-acre office and multi-family residential park located in the Gateway area of Tampa Bay and is among the largest tracts of property in the metropolitan Tampa Bay area with all necessary zoning, entitlements, and other development approvals in place. Echelon believes that the 134 Company-owned acres within Carillon Park will play a significant role in Echelon's strategic plan. Carillon Park is bordered by a triangle of major roads serving both Pinellas and Hillsborough counties. Carillon Park's central location (equidistant from downtown St. Petersburg, downtown Tampa and downtown Clearwater) creates an ideal business center providing access to a large employee pool and convenience to the Tampa International Airport.


     Although new office construction generally has many hurdles to overcome, the development rights in Carillon Park have become vested pursuant to Development of Regional Impact ("DRI") orders. Carillon Park's development plans include master stormwater retention areas, underground utilities that include fiber optic capability and zoning approvals which allow for a broad spectrum of uses of the land. For purposes of implementing these plans, development of the Carillon Park land is divided into two phases ("Phase I" and "Phase II").


     As of December 31, 1997, construction of the infrastructure for Phase I and Phase II is complete and includes a jogging and fitness trail and boardwalk. Phase I, which has 38 acres remaining to be developed or sold, is already the location of offices of companies such as Raymond James Financial, Allstate, Xerox and Payment Systems for Credit Unions Service Center.


     Ninety-six of the original 155 acres of Phase II remain to be developed or sold. Of the original 155 acres for sale in Phase II, 90 acres were zoned for office buildings and retail and 65 acres were zoned for multi-family residential development. Of the 90 acres for office buildings, almost 44 acres have been sold. This leaves a balance of approximately 46 acres for office building development in Phase II. Of the 65 acres for multi-family residential development, 15 acres have been sold leaving approximately 50 acres with the potential for development of 1,169 multi-family residential units. Echelon intends to develop most of the unsold Carillon Park land for its own account and, if and when market conditions warrant, to possibly market the remaining land to third parties.



     Financing for further development of Carillon Park is being sought from a variety of sources, including project-based financings and internally generated funds from the collection of loans and non-strategic asset sales, operating cash flow, and existing cash and marketable securities, which, as of December 31, 1997, approximated $50 million. As of December 31, 1997, the Company has executed a commitment letter for a $17.5 million construction loan to fund the development of a multi-family community, Echelon at The Reserve, on Company-owned land in Carillon Park. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7.


     Echelon's 15-acre 4th Street site has potential for the development of approximately 228 multi-family residential units. Echelon currently intends to use the 4th Street site for the development of affordable housing qualifying for Housing Tax Credits. Echelon has submitted an application to the State of Florida Housing Finance Agency to be awarded Housing Tax Credits sufficient to develop Echelon at Baybridge, a 228 unit multi-family residential community. Echelon relinquished the Housing Tax Credits awarded on this property in 1996/97 to develop approximately 108 Housing Tax Credit multi-family residential units to apply for Housing Tax Credits for the entire development of 228 units on the 4th Street site. See "Affordable Housing Development," below.



     Echelon's 9th Street site, which is also located in the Gateway area of Tampa Bay, has a total of 44 undeveloped acres with multi-family residential development potential of approximately 596 units. As of December 31, 1997, construction is in progress on a 369-unit multi-family residential development, Echelon at Bay Isle Key, which is adjacent to the 44 undeveloped acres.The next construction phase of Echelon at Bay Isle Key, which is expected to begin in the fourth quarter of 1998, will add an additional 90 multi-family residential units.



     Progress Park has approximately 150 developable acres in Alachua/Gainesville, Florida. The rural setting and lack of substantial economic base complicate the development and marketing of this property. However, given the park's highway access and proximity to nearby Interstate 75, as well as its proximity to the University of Florida, Echelon believes that opportunities for developing Progress Park may come from two areas: (i) research related office and laboratory buildings similar to existing facilities and (ii) back office operational centers and distribution facilities. Echelon has recently executed an agreement with the University of Florida and intends to subdivide the property and to construct new roadway infrastructure.



     Other Echelon properties include approximately 35 acres of undeveloped land in the Royal Oaks subdivision of Tallahassee, Florida and a fully operational 2,000 acre ranch located near Lakeland, Florida. Although no agreements currently exist relating to the sale of such properties, Echelon intends to sell these properties when practicable.



  MULTI-FAMILY RESIDENTIAL DEVELOPMENT



     During the next five years, Echelon believes that its most attractive opportunities for growth and profitability are the development, ownership and management of multi-family residential communities. The initial multi-family residential developments are located in the Tampa Bay area. The Company has an additional pipeline of potential developments which includes sites in the southeast and southwest United States. Echelon has begun and plans to continue developing multi-family residential communities on its owned land in St. Petersburg, including the Carillon Park, 4th Street and 9th Street properties, and eventually on land that it expects to acquire elsewhere in the southeast and southwest United States.


     Although real estate development has inherent business risks, general market demographics as well as independent marketing studies sponsored by Echelon suggest that multi-family residential development in the Gateway area of Tampa Bay is warranted and could support 500 to 600 units annually for the next five years. In particular, over 5,100 employees currently work within Carillon Park, and thousands of additional employees are based in offices in the immediate vicinity.



  AFFORDABLE HOUSING DEVELOPMENT


     As part of Echelon's strategy to focus on real estate development, Echelon has invested in, and intends to invest further in, affordable housing developments entitled to the benefits of Housing Tax Credits. Housing Tax Credit projects are affordable housing developments which meet certain requirements with respect to maximum limits on tenant income, gross rent restrictions, and certain other requirements of state tax credit authorities and the Internal Revenue Service. These projects allow investors in Housing Tax Credit properties to record dollar-for-dollar tax credits over a 10-year period against their United States federal income tax liability. Echelon believes that Housing Tax Credit investments are appropriate investments not only because of the significant demand for affordable housing and the attractive risk and return outlook, but also because Echelon expects that its operating, direct finance and leveraged lease portfolio will create a base of taxable income for United States federal income tax purposes over the next 10 to 15 years against which such credits can be applied. Echelon believes that investments in Housing Tax Credits could significantly reduce such cash outflow while creating favorable earnings and returns for Echelon. Initially, Echelon has and will continue through existing commitments to passively invest in Housing Tax Credit developments by purchasing interests in limited partnerships controlled by third parties. Echelon's strategy is to develop, own and manage Housing Tax Credit multi-family residential communities utilizing its owned land, within the limits of Echelon's tax base. Echelon also eventually plans to develop and manage Housing Tax Credit properties for other investors as part of its real estate management services.


     Through December 31, 1997, Echelon has invested $13.4 million in five Housing Tax Credit limited partnerships which call for additional cash investments by Echelon of $9.5 million in 1998 and $2.9 million in 1999.

  COMMERCIAL REAL ESTATE DEVELOPMENT


     In addition to multi-family residential development, Echelon plans to take advantage of the commercial real estate market in the Gateway area, where occupancy levels are averaging over 91%

(according to the Maddux Report of January 1998) by developing its Company-owned land within Carillon Park. Although some regional office vacancies exist, Echelon believes the current high occupancy levels and the lack of available commercial space in the Gateway area of Tampa Bay will support future real estate development. In particular, Echelon's plans include constructing office buildings in Carillon Park, subject to market and other conditions. Echelon believes that the construction of an approximate 105,000 square foot multi-tenant building, which will house Echelon's headquarters, will enhance the value of the remaining acreage and will provide a source of prospective tenants for the multi-family residential communities expected to be developed within Carillon Park.


     To the extent market and other conditions warrant, Echelon's long-term plans include potential commercial office building development in the State of Florida and possibly elsewhere in the southeast and southwest United States.



                       THE LEASING AND LENDING BUSINESS


COLLATERALIZED COMMERCIAL REAL ESTATE LOAN PORTFOLIO



     Echelon will continue to withdraw from the real estate lending business and has made no new loans since 1993. The Company does not anticipate originating any new financings of commercial real estate unless such financing facilitates the sale of an existing asset. Echelon manages its remaining portfolio of commercial real estate loans secured by properties located throughout the United States. The aggregate commercial real estate loan balance, as of December 31, 1997, was $42.1 million. Of this total, three borrowers, representing four loan transactions, accounted for approximately 92% of the loan balance, or $38.8 million. The largest single geographic concentration of loans is in the State of California. Echelon's commercial real estate loan portfolio consists of loans secured by a single-tenant and multi-tenant office buildings and an industrial property, as summarized in the following table:



                     SUMMARY OF REAL ESTATE LOAN PORTFOLIO



                             COLLATERAL            COLLATERAL
BORROWER/PROJECT              LOCATION            DESCRIPTION
-------------------------- -------------- ---------------------------
Marquardt Company          Van Nuys, CA   Industrial office complex
                                          on 54 acres
Vine Street Investors--    Olympia, WA    Single tenant (State of
 Capitol View I                           Washington), Class A
                                          office building
Vine Street Investors--    Olympia, WA    Single tenant (State of
 Capitol View II                          Washington), Class A
                                          office building
Vine Street Associates--   Olympia, WA    Single tenant (State of
 Town Square VI                           Washington), Class A
                                          office building
Madison Building(l)        Tampa, FL      Multi-tenant, Class C
                                          office building
                           Total



                                                               BALANCE
                                           FLOATING             AS OF
                            MATURITY       INTEREST       DECEMBER 31, 1997
BORROWER/PROJECT              DATE        RATE BASIS        (IN MILLIONS)    AMORTIZATION
-------------------------- ---------- ------------------ ------------------ -------------
Marquardt Company          Dec-98     Prime plus 2.00%   $23.5                   None
Vine Street Investors--    Oct-98     Prime plus .75%            5.8             None
 Capitol View I
Vine Street Investors--    Dec-99     Prime plus .75%            5.0             None
 Capitol View II
Vine Street Associates--   May-01     Prime plus .75%            4.5             None
 Town Square VI
Madison Building(l)        Nov-98     Prime plus .75%            3.3           30-year
                                                               -----
                                                         $42.1
                                                         =====


---------------------
(1) Echelon's balance represents an 80% interest in this loan.



     The final maturities of the loans comprising Echelon's commercial real estate loan portfolio range from 1998 to 2001. As is indicated in the preceding table, all of the loans bear interest at a floating rate based on the prime rate plus either 0.75% or 2.0%.



     At December 31, 1997, Echelon's largest outstanding loan is $23.5 million to the Marquardt Company ("Marquardt"). Marquardt is owned by Ferranti PLC ("Ferranti"), which is operating under receivership in the United Kingdom. The Ferranti receiver, Arthur Andersen & Company, is in the process of liquidating Ferranti's assets, including Marquardt. Echelon's loan is secured by a 54-acre industrial complex located in California, adjacent to the Van Nuys airport. Situated on the property are several industrial buildings and a 173,764 square foot building on 16 acres of land leased to Kaiser Marquardt for the manufacturing and testing of aerospace engines. Echelon has been assigned Marquardt's lease with Kaiser Marquardt. Currently, this lease generates $2.4 million in annual rental income, which is sufficient to service the interest payments on Echelon's loan. Echelon estimates that the potential fair market value of the industrial complex exceeds the outstanding loan balance. The Company has extended the maturity on this loan several times through forbearance. Ferranti has received initial indication of approval from Los Angeles County to subdivide the property to enhance its marketability. The borrower has submitted an environmental closure plan to the California Department of Environmental Protection and anticipates receiving approval for the plan before the end of 1998.



     As is indicated in the preceding table, Echelon has three loans aggregating $15.3 million as of December 31, 1997 to the two Vine Street partnerships. Each loan is a stand-alone facility, and each loan is secured by an office building located in the State of Washington. The buildings securing such loans range in size from 43,000 to 76,000 square feet. The loans are split between two Vine Street partnerships: Vine Street Investors ("VSI") and Vine Street Associates ("VSA"). Each partnership guarantees the other partnership's loans. VSI is the borrower of the Capital View I and II loans, while VSA provides the guarantees. VSA is the borrower of the Town Square VI loan, while VSI provides the guarantee. The guarantees are secured with second liens and assignment of leases on the other partnership's security. All three buildings are leased to the State of Washington. A comparison of lease terms to loan maturities is as follows:


                                     CURRENT      CURRENT
                                      LOAN         LEASE
PROJECT LOANS                       MATURITY      MATURITY
--------------------------------   ----------   -----------
   Capital View I ..............    10/30/98      5/31/99
   Capital View II .............    12/31/99      6/30/00
   Town View Square VI .........     5/31/01     11/30/01


     As of December 31, 1997, Echelon had an 80% participation in a $4.1 million loan to Madison Building, Inc., which matures in November 1998. The loan is secured by a first mortgage on a 94,680 square foot Class-C office building located in downtown Tampa, Florida. The borrower has provided additional collateral for the loan in the form of $250,000 in marketable securities. The borrower's interest in the property is a leasehold interest subject to a subordinated, long-term ground lease with an expiration date of 2062. Currently the building is approximately 78% occupied and does not generate enough cash flow to cover the debt service. Although the borrower has had sufficient resources to cover previous shortfalls, there can be no assurance that the borrower will be able to continue to make payments. Echelon has commenced discussions with the borrower and expressed its desire to be paid off, paid down or adequately secured by additional collateral or principal payments. If Echelon is forced to foreclose, proceeds from the sale of the office building are expected to be substantially less than the principal amount of the loan. As of December 31, 1997, the Company has an allowance for losses on leases and loans of $1.6 million for this loan.


     Echelon does not anticipate originating any new financings of commercial real estate unless such financing facilitates a sale of an existing asset. Echelon's strategy is to collect outstanding loan balances as soon as practicable, to take the steps necessary to maximize the value of each asset, and, ultimately, to withdraw from the business of commercial real estate financing as existing loans are repaid. In the event that certain borrowers are unable to repay or refinance their loans at final maturity, Echelon anticipates either negotiating an extension of the maturity of the loan or taking the necessary legal steps to foreclose and liquidate the underlying collateral. Echelon plans to redeploy capital from its commercial real estate loan portfolio first to repay debt with any excess amounts reinvested in its Real Estate Business.

COLLATERALIZED LEASING AND FINANCING OF AIRCRAFT AND RELATED EQUIPMENT



  GENERAL


     Echelon owns and manages a portfolio of leveraged, direct finance and operating leases of aircraft and related equipment and two collateralized loans secured by aircraft.


     Echelon's portfolio of leveraged leases represent transactions in which Echelon acts as the equity investor and owner participant. In a typical aircraft leveraged lease transaction, an airline, which may be unable either to allocate capital to the purchase of a large commercial aircraft or to utilize effectively the tax benefits related to the ownership thereof, and an aircraft manufacturer enter into a transaction in which a third party (called an "owner participant" or "equity participant") purchases the aircraft, typically through a special purpose trust (an "owner trust"), from the manufacturer and then leases that aircraft to the airline or to an affiliate of the manufacturer which then subleases the aircraft to the airline. The owner trust is the legal owner of the aircraft. The purchase of the aircraft is generally financed by both the equity investment by the owner participant and by non-recourse loans borrowed by the owner trust from a bank or other lender or lenders. The rent payable to the owner trust pursuant to the leveraged lease generally represents the amount necessary to service the debt, plus a return on the owner participant's equity investment. The owner participant also generally recognizes certain tax benefits as the beneficial owner of the aircraft. These leveraged leases are typically long-term (20 years or more) and at their termination the owner participant takes possession of the plane, which generally still has a useful life of several years (usually 10 years in the case of aircraft). Upon expiration, the lessee generally has the right to purchase the asset for the higher of the asset's fair market value or for some stated percentage of the asset's cost. The lessee may also generally terminate the lease early by payment of the lease termination value (a predetermined pricing method which reflects, among other things, the amount of non-recourse debt, the initial investment and certain tax consequences).


     Echelon also owns assets under operating and direct finance leases. Direct finance leases are generally structurally similar to the leveraged lease transactions, except for the absence of third party debt financing by the owner trust. Under the operating leases, Echelon leases an asset to a third party in circumstances unrelated to the financing of such asset for a term which is generally shorter than the typical term of a leveraged lease.



     Under the terms of these leases, the ultimate user (i.e., the lessee or sub-lessee) of the aircraft is generally required to bear the direct operating costs and the risk of physical loss of the aircraft; maintain the aircraft; indemnify Echelon as lessor against any liability suffered by Echelon as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease; and maintain liability insurance naming Echelon as an additional insured with a minimum coverage which Echelon deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee, and minimal obligations are imposed upon Echelon. Default by a lessee, however, may cause Echelon to incur unanticipated expenses. See "Governmental and Environmental Regulations" below. Moreover, the risk that the asset will be worth less than originally anticipated, and the risk that it will not be re-leased or sold upon expiration of the lease, is borne by Echelon as the owner participant.

LEVERAGED LEASES



   The following table summarizes Echelon's leveraged lease portfolio:


                     SUMMARY OF LEVERAGED LEASE PORTFOLIO



                                                                                                         LEASE
                                                  AIRCRAFT/ASSET         LEASE                        TERMINATION   AGE OF ASSET
                                                    TYPE/YEAR        COMMENCEMENT    ORIGINAL COST        DATE        AT LEASE
LEASE/SUBLEASES                                    OF DELIVERY           DATE       ($ IN MILLIONS)    (MO./YR.)      MATURITY
--------------------------------------------- --------------------- -------------- ----------------- ------------- -------------
A.I. Leasing II (Airbus)/Philippine Air ..... A300-B4-203             Mar-85              40          Jan-07            21
                                              1985
Airbus A300 Leasing, Inc./American .......... A300-B4-605R            Apr-89              54          May-11            22
                                              1989
Air Wisconsin ............................... Bael46-300A             Sep-89              23          Mar-10            20
                                              1989
American Airlines, Inc. ..................... DC 9-82                 Oct-84              23          Jan-05            20
                                              1984
American Airlines, Inc. ..................... DC 9-82                 Oct-84              23          Jan-05            20
                                              1984
America West Airlines, Inc. ................. B757-2G7ER              Dec-89              48          Jan-18            28
                                              1989
Delta Air Lines, Inc. (Stage II) ............ B737-232 ADV            Apr-84              18          Mar-05            20
                                              1984
Delta Air Lines, Inc. (Stage II) ............ B737-232 ADV            Apr-84              18          Mar-05            20
                                              1984
Delta Air Lines, Inc. (Stage II) ............ B737-247 ADV            Jul-87              19          Jul-02            15
                                              1987
Delta Air Lines, Inc. (Stage II) ............ B737-247 ADV            Jul-87              19          Jul-02            15
                                              1987
Delta Air Lines, Inc. ....................... B767-332                Nov-87              59          Jan-10            22
                                              1987
Delta Air Lines, Inc. ....................... B757-232                Feb-88              43          Aug-10            22
                                              1988
US Airways, Inc. ............................ B737-301                Sep-86              24          Jan-07            20
                                              1986
US Airways, Inc. ............................ B737-301                Sep-86              24          Jan-07            20
                                              1986
US Airways, Inc. ............................ B737-301                Sep-86              24          Jan-07            20
                                              1986
United Technologies, Inc. /Tarom ............ Two spare engines       July-87             9           Jan-08            20
Consolidated Rail Co. ....................... 25 GE                   Mar-85              34          Jan-01            --
                                              C-36-7 locomotives
Union Bank-Real Estate Monterey               420,845 square foot     Sep-86              50
 Park, CA ................................... building



Because current disposition of the leveraged lease assets would result in significant current income tax payments, Echelon generally plans to hold the leveraged lease assets to maturity or until the market value of a leveraged lease assets exceeds its termination value. After initial lease maturity, the average age of the leased aircraft in Echelon's portfolio will be only 20 years. Based on the useful aircraft life of 30 years, this provides Echelon with the opportunity to maximize the asset value relative to its risk-adjusted return. Upon lease maturity, Echelon will either sell or hold and re-lease the underlying aircraft or other asset, depending upon which option is determined to provide the highest return. The current market values for aircraft and related equipment have stabilized and in many instances increased, as a result of the overall recent improvement in the airline industry. If market conditions warrant, Echelon may also restructure individual leases within the leveraged lease portfolio.



DIRECT FINANCE AND OPERATING LEASES


     Echelon's portfolio includes two direct finance leases. The first is through the Progress Potomac Capital Ventures ("PPCV") joint venture between Echelon and Potomac Capital Corporation ("Potomac") and involves two 1973 DC10-30 aircraft that are currently on lease to Continental Airlines ("Continental"). In the early 1990s, due to turmoil in the airline industry, Continental reduced and/or renegotiated the rent paid to lessors on many of its leased aircraft. As a result, PPCV agreed to revised lease terms with Continental. The rent payments were deferred for 4 months starting in 1992 and 16 months starting in 1995 and Continental issued deferred rent notes with interest rates of 10.4% and 8.0%, respectively. The deferred rent note issued in 1992 was paid off in 1997. As discussed below, the remaining deferred rent note had a principal balance of $2.6 million as of December 31, 1997 and will mature in 2000. The second direct finance lease is for a 1984 B737-300 aircraft leased to Southwest Airlines Company ("Southwest") through June 1, 2004.


     As of December 31, 1997, Echelon had two operating leases: a 1981 B727-200 ADV aircraft on lease to Air Micronesia (a subsidiary of Continental) which has a lease expiration of December 1998 and two 1986 CFM-56 engines leased through PPCV to America West Airlines, Inc. ("America West"). The two 1986 CFM-56 engines leased to America West were sold in January, 1998 for $5.7 million, resulting in an after-tax gain of $1.0 million to Echelon.


     Although operating leases are generally for relatively higher rental rates than longer term direct finance or leveraged leases and the lessee enjoys relatively greater flexibility through the shorter term, the lessor under an operating lease may be at relatively greater risk because the asset must be re-leased at lease maturity. Re-leasing any asset could take time and could be delayed due to market weakness and could be impacted by potentially lower future rental rates.


     Echelon believes that to maximize the long-term values of its existing aircraft and related equipment, it may be necessary to hold such assets beyond the terms of their current leases. Echelon also believes that redeploying such assets under operating leases represents an opportunity which could provide acceptable returns on a risk-adjusted basis. Operating leases and direct finance leases will continue to be actively managed, which may result in sales or other types of liquidations as market conditions warrant.



  AIRCRAFT LENDING



     Echelon has withdrawn from the aircraft lending business and has two remaining aircraft loans outstanding which mature by 2000. One aircraft loan (the 1995 8% deferred rent loan discussed above) is to Continental with an outstanding balance at December 31, 1997 of $2.6 million. The loan is collateralized by a 1973 DC10-30 aircraft. The other aircraft loan is to American Finance Group with an outstanding balance at December 31, 1997 of $.4 million and an interest rate of 7.57%. The loan is collateralized by three 1978-79 B737-2H4 aircraft which are leased to Southwest until December 1999.



  BANKRUPTCY OF LESSEES OF AIRCRAFT


     Due to many factors, including the economy, uncertain traffic levels, intense route and fare competition and the ease of entry of new airlines under the Airline Deregulation Act of 1978, several commercial airlines in recent years have been forced to suspend or cease operations due to financial difficulties. These airlines have filed petitions for reorganization under the Federal Bankruptcy Code, have merged with other airlines or have been liquidated. Echelon believes this past economic uncertainty in the commercial airline industry is indicative of the periodic fluctuations in the industry's cyclical economic performance. No assurance can be given that a decline in the health of the airline industry would not have an adverse effect on Echelon's business or results of operations. Moreover, if aircraft are returned by bankrupt carriers, there can be no assurance that Echelon will be able to sell or re-lease such aircraft on favorable terms or in a timely manner.


     In order to encourage equipment financing to the commercial airline industry, federal bankruptcy laws traditionally have afforded special treatment to certain lenders or lessors. Section 1110 of the Bankruptcy Code creates a category of aircraft lenders and lessors whose rights to repossession upon the occurrence of a default are substantially enhanced.


  AIRCRAFT REMARKETING AND SALE


     On termination of a lease and return or repossession of an aircraft to or by Echelon, Echelon would need to remarket the aircraft to realize its full investment. The remarketing of aircraft may be through a lease or sale. The terms and conditions of any such transaction cannot be determined until such time as the transaction is consummated. Whether an investment in any aircraft initially subject to a leveraged or direct finance lease will ultimately prove to have been profitable may depend upon the terms on which such aircraft will be released or sold. No assurance can be given that as the aircraft leases mature, Echelon will be able to re-lease or sell such aircraft on commercially acceptable terms or in a timely manner. Furthermore, in the event of a lessee default or bankruptcy requiring Echelon to sell the aircraft prior to expected maturity of the lease, Echelon would accelerate the incurrence of tax payments, which could be significant, even if the aircraft is sold for less than its long-term value.



COMPETITION


  REAL ESTATE INDUSTRY



     The real estate ownership, development and management markets are generally regional, and the identity of Echelon's competitors and the levels of competition vary in each area of activity and in each market. While Echelon encounters significant competition in each area of activity and in each market, Echelon believes that no one competitor is dominant. In particular, within the Tampa Bay area in which Echelon's operations are currently concentrated, there are numerous commercial properties that compete with Echelon in attracting residents and tenants, numerous companies that compete with Echelon in selecting land for development and properties for acquisition (including within the affordable housing market and in particular for Housing Tax Credits) and numerous companies that compete for real estate management services. Echelon believes competition is based largely on location, quality of products and services and financial resources. Although certain of Echelon's competitors may have significantly greater financial resources than Echelon and may have greater experience than Echelon in acquiring, developing and managing real estate, placing them at a competitive advantage in this regard, Echelon believes that the quality and experience of its management in addition to the location and quality of its properties places Echelon in a generally favorable competitive position.



  AIRCRAFT LEASING INDUSTRY


     The aircraft leasing industry is highly competitive, offering users alternatives to the purchase of nearly every type of aircraft. Competitive conditions vary considerably depending upon the type of aircraft to be leased and the nature of the prospective lessee. As Echelon's aircraft leases mature, Echelon will be subject to such competition to the extent it attempts to re-lease such aircraft. In attempting to obtain commitments to lease aircraft to specific lessees, Echelon may be expected to compete, directly or indirectly, with aircraft manufacturers, airlines and other operators, equipment managers, leasing companies, financial institutions and numerous other parties engaged in leasing, managing, marketing or remarketing aircraft. Many of these competitors have significantly greater financial resources than Echelon and may have greater experience than Echelon in managing, leasing, operating and selling aircraft. Such competitors may offer to lease aircraft at rates lower than those which Echelon can reasonably offer and may provide certain benefits, such as maintenance, crews, support services and trade-in privileges, which Echelon generally cannot provide. In addition, to the extent troubled airlines seek to renegotiate the terms of the leases relating to their aircraft, certain of Echelon's competitors with greater resources may be in better bargaining positions to avoid renegotiations or may be able to enter into such negotiations and achieve relatively more favorable terms than Echelon would be able to do.


GOVERNMENTAL AND ENVIRONMENTAL REGULATION


  REAL ESTATE INDUSTRY



     The Company is subject to regulation with respect to the environmental effects of its operations. Echelon believes that it is in compliance in all material respects with all material environmental laws and regulations and that the cost of continued compliance with such laws and regulations will not have a material adverse effect on the Company. However, many of Echelon's properties are located in urban areas where current or historic industrial uses of the areas may have caused site contamination at the properties. Nonetheless, at this time, Echelon does not anticipate that regulatory authorities will require remediation of the properties in any manner that would result in a material adverse effect on Echelon's business, results of operations or financial condition. The Company may be responsible for environmental cleanup at certain sites. Based on information currently available to the Company, Echelon estimates that its share of liability for cleaning up these sites ranges from $.1 million to $1.0 million. See Note 14 to the Consolidated Financial Statements included in Item 8.



  AIRCRAFT LEASING INDUSTRY


     GENERAL. The ownership and operation of aircraft in the United States are strictly regulated by the Federal Aviation Administration ("FAA"), which imposes certain minimum restrictions and economic burdens upon the use, maintenance and ownership of aircraft. The FAA Act and FAA regulations contain strict provisions governing various aspects of aircraft ownership and operation, including aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules, noise levels, certification of personnel, and record keeping in connection with aircraft maintenance. In the last several years, the FAA has issued a number of administrative directives and other regulations relating to, among other things, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements, which will require lessees or Echelon to incur additional expenditures for compliance. FAA policy has given high priority to aviation safety, and a primary objective of FAA regulations is that an aircraft be maintained properly during its service life. FAA regulations establish standards for repairs, periodic overhauls and alterations and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics qualified to perform aircraft repairs. Each aircraft in operation is required to have a Standard Airworthiness Certificate issued by the FAA.



     MAINTENANCE AND AIRCRAFT AGING. Echelon, as the beneficial owner of the aircraft, bears the ultimate responsibility for compliance with certain federal regulations. However, under all of its aircraft leases, the lessee has the primary obligation to ensure that at all times, the use, operation, maintenance and repair of the aircraft are in compliance with all applicable governmental rules and regulations and that Echelon is indemnified from loss by the lessee for breach of any of these lessee responsibilities. Changes in government regulations may increase the cost to, and other burdens on, Echelon of complying with such regulations.


     Compliance with maintenance standards is further regulated by the FAA. At lease termination, the lessees are required to return the aircraft in good operating condition. Echelon may incur unanticipated maintenance expenses if a lessee were to default under a lease and Echelon were to take possession of the leased aircraft without such maintenance having been performed. If the defaulting lessee is in bankruptcy, Echelon will file a proof of claim for the required maintenance expenses in the lessee's bankruptcy proceedings and attempt to negotiate payment and reimbursement of a portion of these expenses. The bankruptcy of a lessee could adversely impact Echelon's ability to recover maintenance expense.



     AIRCRAFT NOISE. The FAA, through regulations, has categorized certain aircraft types as Stage I, Stage II and Stage III according to the noise level as measured at three designated points. Stage I aircraft create the highest measured noise levels. Aircraft which exceed Stage I noise maximums are no longer allowed to operate from civil airports in the United States.


     The Aviation Safety and Capacity Act of 1990 bans the operation of Stage II aircraft after December 31, 1999. All of Echelon's leased aircraft have Stage III noise certification, except four B737-200s leased to Delta Air Lines, Inc. A lease extension with Delta Air Lines, Inc. requires the airline to install hushkits on two of the aircraft. Echelon plans to negotiate with Delta for the installation of hushkits on the other two aircraft in order to qualify for Stage III noise certification. The cost of the hushkits is currently approximately $2.5 million per aircraft.


     REGISTRATION OF AIRCRAFT; UNITED STATES PERSON. Under the FAA Act, the operation of an aircraft not registered with the FAA in the United States is generally unlawful. Subject to certain limited exceptions, an aircraft may not be registered under the FAA Act unless it is owned by a "citizen of the United States" or a "resident alien" of the United States. If Echelon were to cease being a "citizen of the United States" or a "resident alien" of the United States, it may be subject to claims based upon its breach of covenants and representations concerning its status as a citizen of the United States included in the contracts underlying its leveraged, direct finance and operating leases. Because Florida Progress continues to guarantee certain of these covenants after the Distribution, Echelon and Florida Progress have agreed that the Echelon Chairman, the Echelon President and at least two-thirds of the Echelon Board of Directors will be United States citizens or resident aliens within the meaning of the FAA Act for as long as any of such covenants are guaranteed by Florida Progress.


EMPLOYEES



     At December 31, 1997, Echelon had 92 full-time employees. These employees work in a variety of capacities, which includes 22 in executive and corporate functions, 34 in commercial real estate development and management services, 10 in multi-family residential development and management services, and 26 in marina and other operations. None of Echelon's employees are represented by labor unions. Echelon believes that labor relations are satisfactory and have been maintained in a normal and customary manner. From time to time, Echelon engages third party contractors on development projects for infrastructure management and building construction. These contractors' employees include persons represented by various building and trade unions.



           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS



     The Company considers certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including
(i) certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", such as those statements concerning Echelon's strategies, expected sources and uses of funds, including its expected capital expenditures, and (ii) certain statements contained in "Business," such as those statements concerning Echelon's strategy (a) with respect to its commercial office properties, to hold its existing portfolio of properties with a focus on generating favorable growth in operating income through leasing to high quality tenants and controlling expenses and the expansion of the commercial real estate portfolio through development or acquisition, (b) with respect to its industrial and other properties to increase occupancy and cash flow and then decide to sell or hold these properties, (c) with respect to its real estate management business, to expand such business, (d) with respect to its other owned real estate and commercial and multi-family residential real estate development activities, to develop commercial and multi-family residential real estate on its currently owned properties and, on properties to be acquired and, in addition, to sell certain properties to third parties as market conditions warrant, (e) with respect to its leasing business, to generally hold leveraged leases to maturity or if market conditions warrant to re-lease or sell the assets underlying the various leases to maximize the returns, (f) with respect to its collateralized commercial real estate loan portfolio, to collect outstanding loan balances upon maturity or upon foreclosure and sale of the collateral, and (g) to deploy the proceeds (after repayment of debt) generated by the ultimate disposition of certain assets to the Real Estate Business. Because such statements involve risks and uncertainties, actual strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.



     Echelon wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, could affect Echelon's actual results and could cause Echelon's actual consolidated results during 1998, and beyond, to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of Echelon.


   /bullet/ Echelon's anticipated increase in its level of real estate development activities will require a significant amount of capital. Accordingly, the extent of Echelon's real estate development will depend upon the amount of funds generated through operating activities, maturity and collection of loans, planned asset sales, project-based and other financings and the capital markets. There can be no assurance that operating activities, maturity and collection of loans, planned asset sales and project-based and other financings or the capital markets will generate net proceeds for Echelon in amounts and at times necessary to enable Echelon to carry out these development activities.


   /bullet/ The successful implementation of Echelon's strategic and business plans will depend in a large part on certain key officers, including Mr. Darryl A. LeClair, President and Chief Executive Officer and Mr. W. Michael Doramus, Executive Vice President, who have managed Echelon's businesses and participated in the development of Echelon's business plan. Due to the unique experience of these key officers and their knowledge of Echelon's assets, such individuals could not be easily replaced, and the loss of such key officers could have a material adverse effect on the Company. Echelon has obtained a key-man life insurance policy for Mr. LeClair.



   /bullet/ As a real estate development and management company, Echelon is and will be subject to certain risks incident generally to the ownership, development and management of real estate properties. These risks include the cyclical nature of real estate markets, governmental regulations and the need for governmental approvals, general risk of acquisition, development, and construction, tenant defaults, possible environmental liabilities, catastrophic property losses, and competition from other real estate owners and developers.


   /bullet/ Currently, all of Echelon's owned real estate properties are located in the State of Florida, primarily in the Tampa Bay area, and over 85% of Echelon's commercial rental space (measured by rentable square footage) is located in this area. Due to this current lack of geographical diversification, Echelon is dependent upon the continued demand for office, multi-family residential, industrial and other commercial space in the Tampa Bay area. Echelon may be adversely affected in the event the demand for office space in the Tampa Bay area declines or the economy experiences a downturn. Like other real estate markets, the Florida commercial real estate market has experienced periodic economic fluctuations.



   /bullet/ Aircraft leasing involves numerous risks, including risks stemming from the obsolescence or physical deterioration of aircraft and the possibility of defaults by lessees. In addition, fluctuations in general business and economic conditions, the adoption of restrictive regulations and legislation, changes in consumer demand for air travel, fluctuations in fuel prices and other factors over which lessors of aircraft have no control could be expected to affect adversely the supply and demand for aircraft or aircraft leases and may cause cost increases relating to the leasing of aircraft that cannot be offset by increased leasing revenues. No assurance can be given that a decline in the health of the airline industry would not have an adverse effect on Echelon's business or results of operations.



ITEM 2. PROPERTIES


     Echelon believes that its properties are adequate to conduct its business as currently operated. Echelon maintains property insurance against loss or damage by fire or other perils to the extent that such property is typically insured. A portion of the commercial real estate portfolio is pledged as collateral for certain loans. (See Notes 2 and 6 of Notes to Consolidated Financial Statements included in Item 8). Property owned by Echelon and leased under leveraged leases is subject to liens in favor of secured lenders.


     See "The Real Estate Business" and "The Leasing and Lending Business" for a description of all significant real estate and property owned by Echelon.



ITEM 3. LEGAL PROCEEDINGS


     There are no material legal proceedings pending against Echelon.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of Echelon's security holders during the fourth quarter of the fiscal year covered by this Report.



                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS



     Echelon's common stock has traded on the New York Stock Exchange since December 9, 1996. The high and low price per share of Echelon's common stock for December, 1996 and each quarter in 1997 appears in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8.


     No dividends were paid to stockholders during 1997. Dividends paid to Echelon's former parent in 1996 and 1995 appear in the Consolidated Statements of Stockholders' Equity. The payment and level of cash dividends by Echelon are subject to the discretion of the Board of Directors of Echelon. Echelon currently intends to retain all future earnings for the development of its business and does not anticipate paying any cash dividends for the foreseeable future.



     The approximate number of equity stockholders of Echelon is as follows:



                                                     NUMBER OF REGISTERED HOLDERS
TITLE OF CLASS                                           AS OF MARCH 25, 1998
-------------------------------------------------   -----------------------------
  Common Stock, par value $.01 per share.........              31,190

ITEM 6. SELECTED FINANCIAL DATA



                                                                           YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                       1997             1996            1995         1994         1993
                                                    ----------   -----------------   ----------   ----------   ----------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Revenue .........................................    $  44.2         $   63.3          $ 47.6       $ 48.8       $ 66.5
                                                     =======         ========          ======       ======       ======
Income (loss) before income taxes and
  extraordinary item ............................    $  11.6         $  (44.8)(1)      $ (9.9)      $ (9.2)      $ (5.7)
                                                     =======         ========          ======       ======       ======
Income (loss) before extraordinary item .........    $   9.5         $  (29.3)(1)      $ (5.0)      $ (5.0)      $ (5.0)
Extraordinary item-gain (loss) on
  extinguishment of debt, net of income
  tax expense (benefit) .........................       (1.9)             1.8              --           --           --
                                                     -------         --------          ------       ------       ------
Net income (loss)(2) ............................    $   7.6         $  (27.5)(1)      $ (5.0)      $ (5.0)      $ (5.0)
                                                     =======         ========          ======       ======       ======
Basic and diluted earnings per share data:
Income (loss) before extraordinary item .........    $  1.40         $  (4.51)         $ (.77)      $ (.77)      $ (.77)
Extraordinary item ..............................      (0.28)            0.28              --           --           --
                                                     -------         --------          ------       ------       ------
Net income (loss) per common share ..............    $  1.12         $  (4.23)         $ (.77)      $ (.77)      $ (.77)
                                                     =======         ========          ======       ======       ======
Weighted average common shares
  outstanding (basic and diluted) ...............        6.8              6.5             6.5          6.5          6.5
                                                     =======         ========          ======       ======       ======
Dividends paid to former parent .................    $   --          $     .1          $  3.2       $  --        $  --
                                                     =======         ========          ======       ======       ======
BALANCE SHEET DATA:
Assets:
 Real estate ....................................    $ 145.5         $  146.5          $153.9       $144.5       $148.9
 Leasing and lending ............................      265.2            334.0           400.2        478.3        552.6
 Cash and equivalents and
   marketable securities ........................       49.8             63.3              .4           .6           --
                                                     -------         --------          ------       ------       ------
   Total assets .................................    $ 460.5         $  543.8          $554.5       $623.4       $701.5
                                                     =======         ========          ======       ======       ======
Deferred income tax liabilities .................    $ 154.2         $  163.3          $182.3       $224.3       $244.9
                                                     =======         ========          ======       ======       ======
Capitalization:
 Long-term debt .................................    $  77.1         $  116.5          $ 33.2       $ 32.7       $ 32.5
 Notes and advances from former parent ..........         --             32.9           250.0        283.8        321.2
 Common equity ..................................      209.1            201.4            60.8         69.0         77.2
                                                     -------         --------          ------       ------       ------
   Total capitalization .........................    $ 286.2         $  350.8          $344.0       $385.5       $430.9
                                                     =======         ========          ======       ======       ======


---------------------
(1) Reflects $31.4 million pre-tax provision for lease, loan and real estate losses.

(2) The similarity of net loss for the years ended December 31, 1995, 1994 and 1993 reflects the orderly withdrawal strategy which Echelon operated under during those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW



     Echelon is a real estate company with operations in the development, ownership, and management of commercial and multi-family residential real estate (the "Real Estate Business") and leasing of aircraft and other assets and collateralized financing of commercial real estate and aircraft (the "Leasing and Lending Business"). Echelon is continuing to withdraw from the real estate and aircraft lending business to focus on its core real estate operations.


     Prior to December 18, 1996 ("Distribution Date"), the Company operated as a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). Effective December 18, 1996, (the "Distribution Date"), Florida Progress distributed the Company's stock to Florida Progress shareholders (one share of the Company for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). The Distribution established the Company as a publicly held corporation, separate from Florida Progress.


     Prior to the Distribution, the Company was operated by Florida Progress under an orderly plan to withdraw from the real estate and leasing and lending businesses. In contrast to the orderly liquidation pursued by Florida Progress prior to the Distribution, the Company is continuing its strategy of growing the Real Estate Business, maximizing the value of the Leasing Business, and gradually withdrawing from the Lending Business. Prior to the Distribution, the Company recorded a provision for losses of $31.4 million, including $21.5 million in 1996, to allow for an accelerated disposal of certain non-strategic assets that the Company identified as assets to be disposed of within the next one to two years.




     The Company's operations for the fiscal year ended December 31, 1997 include the following nonrecurring events and transactions:



   /bullet/ The sale of a loan receivable at par and recognition of a previously deferred pre-tax gain of $4.1 million.


   /bullet/ The sale of the Company's interest in a previously written-off oil rig lease resulting in a pre-tax gain of $1.3 million.



   /bullet/ The receipt of $24.3 million on the disposal of two aircraft loans receivable and an investment in an unconsolidated affiliate. The net book value of these assets at time of disposal was $9.3 million. As a result of this transaction, the Company recorded a pre-tax gain of $15.0 million.


   /bullet/ The addition of a short to medium-term exit strategy for certain commercial real estate properties and an update of the Company's impairment analysis resulted in a $19.0 million pre-tax provision for losses to write-down certain real estate assets to fair value.



   /bullet/ Complete repayment of debt and advances to the Company's former parent. The retirement of the debt allowed the Company to retain an aircraft lease which it previously expected to sell in order to retire the former parent debt. As a result, the aircraft lease receivable was reclassified from "Assets Held for Sale" to "Leases and Loans Receivable" and $4.7 million of previously recorded provision for lease, loan and real estate losses was reversed, resulting in a $4.7 million pre-tax gain.


   /bullet/ The repurchase of 68,519 shares of common stock recorded as treasury stock, at a cost of $1.5 million, as a result of the Company's Odd-Lot Buy-Back program, which expired in December 1997.


   /bullet/ Refinancing by Northwestern Mutual Life Insurance Company of $45 million of debt held by Salomon Brothers Corp. ("Salomon Brothers"). The refinancing reduced the floating interest rate on the $45 million Salomon Brothers loan from LIBOR plus 2.95% per annum to a fixed rate of 7.09%. At December 31, 1997, the Salomon Brothers loan had a remaining balance of $13 million.



   /bullet/ Recording of $1.9 million after-tax extraordinary loss resulting from the write-off of debt issuance costs and a prepayment penalty related to the early extinguishment of debt.



     Because of the Company's ongoing execution of targeted strategies, including dispositions of non-strategic assets and pursuit of additional strategic initiatives made possible by the earlier than expected repayment of debt, the results of operations in 1997, 1996 and 1995 are not necessarily indicative of future results.



RESULTS OF OPERATIONS


     YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996


     For the year ended December 31, 1997, Echelon reported net income of $7.6 million or $1.12 basic and diluted earnings per share compared to a net loss of $(27.5) million or $(4.23) basic and diluted loss per share for the year ended December 31, 1996.


  REVENUES


     Sales and revenues for the year ended December 31, 1997 decreased $19.1 million over 1996 primarily due to a decrease in Carillon Park land sales. Sale of development properties in 1997 were $.8 million compared to $21.8 million in 1996. The decrease in the sale of development properties was a strategic decision to remove most of the remaining land in Carillon Park from the market and to develop the property for the Company's real estate portfolio. Rental, other operations and marina income for the year ended December 31, 1997 increased $3.5 million over 1996 due primarily to overall increased occupancy in Echelon's properties and an increase in marina and other operations.



     As part of Echelon's strategy to focus on real estate development, Echelon has invested in, and intends to invest further in, affordable housing developments entitled to the benefits of Housing Tax Credits. The Company's overall investment return includes recording losses on this type of investment since the tax benefits resulting from such losses and the realization of the Housing Tax Credits are the primary source of value from this type of investment. Equity in losses of limited partnership investments reduced 1997 revenue by $1.5 million as a result of the Company recording its share of losses from housing tax credit limited partnerships. The Company recorded a $1.3 million tax credit for the year ended December 31, 1997 as reduction of income tax expense.



     Earned income on finance and operating leases increased $.6 million in 1997 as compared to 1996 due to the recognition of income on a aircraft lease in 1997 that was classified as an "Asset Held for Sale" for the majority of the year ended December 31, 1996.


     Interest income from leasing and lending operations for the year ended December 31, 1997 declined by $9.1 million compared to 1996 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate acquisition and development.



     Equity in earnings of unconsolidated partnerships increased $1.1 million in 1997 as compared to 1996 due primarily to a $.9 million gain on the sale of an asset in an unconsolidated partnership in which Echelon had approximately a 26% interest.



     Gain on sale of loans of $4.1 million in 1997 is the result of the recognition of a deferred gain on loans receivable that were sold during the year.



     Investment income increased $3.2 million in 1997 compared to with 1996 as a result of the Company's investment in marketable securities in 1997.

  OPERATING EXPENSES


     Operating expenses for the year ended December 31, 1997 decreased by $75.5 million over 1996, primarily due to the decrease of $32.1 million in the provision for lease, loan and real estate losses and a $20.9 million decrease in the cost of development properties sold discussed above.



     Rental, other operations and marina expenses increased $2.4 million over 1996 primarily due to the increased occupancy in Echelon's properties and an increase in marina and other operations. Interest expense decreased $9.7 million in 1997 compared to 1996 due to the reduction of debt resulting from loan receivable sales and payoffs, non-strategic asset sales and equity contributions from the Company's former parent in connection with the Distribution.


     The provision for (recovery of ) lease, loan and real estate losses decreased $32.1 million for the year ended December 31, 1997 compared to 1996. The decrease is the result of a $31.4 million provision recorded in 1996 to cover losses estimated to be incurred on the accelerated sale of certain non-strategic assets. In 1997, the Company recorded a $19.0 million provision to recognize an impairment on certain income producing property. The impairment was recognized when Echelon revised its strategy with respect to certain commercial real estate assets to include short to medium-term exit strategies. The $19.0 million provision was offset by (a) the reversal of a $15.0 million provision recorded in the prior year as a result of the current year disposal of two aircraft loans receivable and an investment in an unconsolidated affiliate and (b) the reversal of a $4.7 million provision recorded in the prior year related to an aircraft lease that the Company anticipated selling in order to payoff certain debt. The cash flows generated through the disposal of the aircraft loans receivable and investment in unconsolidated affiliate enabled the Company to retire some of its debt and retain the aircraft lease which the Company had expected to sell in order to retire the debt.


     Marketing and administrative expenses, including the allocated administrative expenses of former parent in 1996, decreased by $2.8 million in 1997 as compared to 1996. The decrease is primarily the result of expenses incurred in 1996 in connection with the Distribution. Although these expenses decreased in 1997, management considers the 1997 marketing and administrative expenses to be higher than the anticipated level of such expenses in 1998, as the 1997 expenses included a significant amount of nonrecurring costs related primarily to the formation of the Company's infrastructure as a publicly held corporation.


     Other income of $3.8 million in 1997 primarily resulted from the following: a $1.3 million gain related to the sale of the Company's interest in a previously written-off oil rig lease and the reversal of $2.0 million of liabilities that were expected to be incurred in connection with the Distribution. Other expenses in 1996 included expenses primarily related to the Distribution.



  EXTRAORDINARY ITEM



     The $(1.9) million after-tax extraordinary loss in 1997 is a result of the write-off of debt issuance costs and a prepayment penalty related to the early extinguishment of debt.



     In 1996, the Company extinguished debt and accrued interest that resulted in a gain which was partially offset by the write-off of the related debt issuance costs, resulting in an after-tax extraordinary gain of $1.8 million.


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995



     For the year ended December 31 1996, Echelon reported a net loss of ($27.5) million, a ($22.5) million increase in losses over the ($5.0) million loss reported for 1995.



  REVENUES



     Sales and revenues for the year ended December 31, 1996 increased $15.7 million as compared to 1995 primarily due to sales of 70 acres of land in Carillon Park for a total of $21.8 million. Rental, other operations and marina income for the year ended December 31, 1996 increased by $1.4 million over 1995 due primarily to the acquisition of the remaining 67% interest in an office building in which Echelon had previously held a 33% interest. Interest income for the year ended December 31, 1996 declined by $4.7 million compared to 1995 as a result of the sales and payoffs of loans receivable.



  OPERATING EXPENSES



     Operating expenses for the year ended December 31, 1996 increased by $50.6 million as compared to 1995, primarily due to the $31.4 million provision Echelon recorded in 1996 to cover losses expected to be incurred on the accelerated sale of certain non-strategic assets.


     The $20.9 million increase in cost of development properties sold reflects the cost of the 70 acres of Carillon Park land described above. Rental, other operations and marina expenses increased $.6 million in 1996 as compared to 1995 primarily due to the previously discussed acquisition of the remaining 67% interest in an office building in which Echelon had previously held a 33% interest. Marketing and other administrative expenses, including the allocated administrative expenses of former parent, increased by $6.7 million primarily as a result of compensation expenses related to the Distribution. Other expenses increased $2.6 million due primarily to expenses related to the Distribution.



LIQUIDITY AND CAPITAL RESOURCES


  SOURCES OF LIQUIDITY



     Prior to the Distribution, Echelon's sources of liquidity were derived from the proceeds of asset sales, maturity and collection of Echelon's loan portfolio, operating cash flow, and loans and advances from Florida Progress. Subsequent to the Distribution, the sources of funds have been primarily from the continued maturity and collection of Echelon's loan portfolio, proceeds from the sale of certain non-strategic assets, operating cash flow and, with respect to Echelon's real estate development, from project-based and other financings. Future sources of funds may also come from the capital markets.


     At the Distribution date, Echelon and Florida Progress entered into a distribution agreement, which, among other things, requires Echelon to maintain liquidity levels of at least $25.0 million and $17.0 million throughout 1998 and 1999, respectively.



  CASH FLOW USED IN OPERATING ACTIVITIES



     Cash flow used in operating activities was $11.1 million, $13.2 million, and $28.7 million for 1997, 1996 and 1995, respectively. The primary use of cash in each of these years was largely related to previously deferred tax liabilities becoming due and payable as a result of sales and collections of leases. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are partially offset by related collections from lessees which are included in cash flows from investing activities. Echelon generally plans to hold its leveraged lease assets to maturity, which would spread the remaining deferred tax payments over a longer term. In 1997, cash used in operating activities was also the result of a decrease in accounts payable and other liabilities related to the payment of liabilities in 1997 from the Distribution in December 1996. Net cash flow from operations in the future is generally expected to be reinvested in the Real Estate Business.



  CASH FLOW FROM INVESTING ACTIVITIES



     Echelon's net cash flow from investing activities for 1997, 1996 and 1995 was $29.5 million, $61.5 million, and $75.5 million, respectively. In each case, the foregoing cash flows reflected the $56.9 million, $45.9 million, and $75.5 million, respectively, in proceeds received from the sale or collection of leases and loans. Proceeds from the sale or collection of leases and loans in 1997 includes $35.2 million from the sale of loans receivable at par and $10.6 million from the payoff of two real estate loans receivable. Proceeds on sales of assets held for sale in 1997, primarily consist of $24.3 million from the payoff of two aircraft loans and an investment in an unconsolidated affiliate and $4.2 million from the sale of an asset in an unconsolidated partnership. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to become a net use of funds as Echelon continues to build the Real Estate Business. Purchases of marketable securities, including debt securities with maturities greater than three months, were $65.9 million and proceeds from sales of marketable securities were $26.6 million during the year ended December 31, 1997.


     Capital expenditures for 1997, 1996 and 1995, which are reported as real estate property additions, were $13.1 million, $9.1 million, and $4.1 million, respectively. The capital expenditures in 1997 were primarily for the ongoing construction of Echelon at Bay Isle Key, a multi-family residential community, office tenant construction improvements and land development infrastructure improvements such as roads, water and sewer construction. Capital expenditures in 1996 and 1995 were primarily for office tenant construction improvements and land development infrastructure. In addition to the ongoing construction of Echelon at Bay Isle Key and Echelon at The Reserve, capital expenditures in 1998 for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $85.0 million to $105.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash and marketable securities.


     For the year ended December 31, 1997, contributions to unconsolidated partnerships and distributions from unconsolidated partnerships were $11.2 million and $7.0 million, respectively.


     The Company is currently involved in several real estate developments and had outstanding construction commitments with contractors totaling $37.7 million at December 31, 1997.


     In 1996, the Company received $21.1 million in proceeds from the sale of real estate properties.



  CASH FLOW FROM FINANCING ACTIVITIES


     In connection with the Distribution, Echelon became obligated under a $36.0 million note payable to Progress Capital Holdings, Inc., an affiliate of Echelon's former parent ( the "PCH Note"). The remaining balance at December 31, 1996 of $32.9 million was repaid during 1997 from proceeds from loans receivable prepayments and the sale of some of the assets securing the PCH Note.



     On November 5, 1996, Echelon obtained a three-year secured loan from Salomon Brothers Realty Corp. (the "Salomon Brothers loan") in the principal amount of $105.0 million. The proceeds of the Salomon Brothers loan were used to repay $43.0 million of advances from Florida Progress in 1996 and to create a cash balance for working capital and other investments. The Salomon Brothers loan is non-recourse to Echelon (except for certain cases of actual fraud and other wrongful acts), and was originally secured by five of Echelon's commercial real estate properties (Barnett Tower, McNulty Station, 100 Carillon, Highpoint Center and Progress Center), substantially all of Echelon's real estate loan portfolio and certain additional collateral.


     Repayments of $37.7 million were made on the Salomon Brothers loan throughout 1997. On December 30, 1997, the portion of the Salomon Brothers loan collateralized by certain commercial real estate assets was refinanced by a $45 million loan from Northwestern Mutual Life Insurance Company (the "Northwestern loan").



     The Northwestern loan is secured by four of Echelon's commercial real estate properties (Barnett Tower, 100 Carillon, McNulty Station and Highpoint Center). The Northwestern loan requires monthly principal and interest payments at a rate of 7.09% based on an amortization schedule of 25 years, with final maturity no later than December 1, 2004. Additional principal payments may be due upon the sale of individual items of collateral.



     At December 31, 1997, the Salomon Brothers loan balance was $13.0 million. The Salomon Brothers loan is secured by specific loans included in Echelon's real estate loan portfolio. The Salomon

Brothers loan requires monthly principal payments based on an amortization schedule of 25 years or, the scheduled principal payments on real estate loans actually received, if greater. Additional principal payments may be due upon the sale of individual items of collateral. Under the loan, monthly payments of interest at the rate of LIBOR plus 2.95% per annum are due on the unpaid principal balance. The remaining portion of the Salomon Brothers loan is expected to be repaid by the end of 2001 based on the current amortization schedule.


     In July 1997, the Company closed on a $16.5 million construction loan at an interest rate of LIBOR plus 1.60% per annum which will be used to fund the construction of Echelon at Bay Isle Key, a 369-unit multi-family residential community on land that the Company owns in St. Petersburg, Florida. As of December 31, 1997, no amounts were outstanding on this construction loan. Echelon began making construction draws on this loan in January 1998 after the Company's initial funding of $5.5 million of the construction costs, including land contribution of $2.0 million. The initial term of the construction loan is two years, with the ability to extend the loan for an additional five years from the completion of construction.



     Echelon has used land currently owned which is not encumbered by debt to help procure financing for new multi-family residential developments on such land. In November 1997, the Company executed a commitment letter for a $17.5 million construction loan to fund the development of a 314-unit multi-family residential community, Echelon at The Reserve, on land that the Company owns in Carillon Park in St. Petersburg, Florida. Echelon expects to close on the loan early in the second quarter of 1998.



     As of December 31, 1997, Echelon had a total of ten contingent contracts or letters of intent, subject to the Company's final due diligence, to acquire land for the development of an estimated 2,600 multi-family residential units at an aggregate estimated development cost of $196.0 million. Echelon has also developed a pipeline of future projects. No assurance can be given that Echelon will acquire this land or develop the multi-family residential units.


     During 1997, the Echelon Board of Directors approved an Odd-Lot Buy-Back program to repurchase up to $5.0 million of common stock. The Company repurchased 68,519 shares of common stock during the fourth quarter of 1997, which resulted in treasury stock, at cost, of approximately $1.5 million. The Odd-Lot Buy-Back program expired in December 1997.


     Dividends paid to Florida Progress were $.1 million in 1996 and $3.2 in 1995. Echelon does not anticipate paying any cash dividends for the foreseeable future.



  OFF-BALANCE SHEET RISK



     Through a previous partnership, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners were to fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were detemined to be worthless, Echelon could be liable for an additional $26.5 million as of December 31, 1997. Echelon considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.


  IMPACT OF INFLATION


     Echelon believes that inflation will not have a materially adverse effect on its business or financial condition.



GENERAL OVERVIEW OF STRATEGIC PLAN



     The overriding objective of the Echelon management team, and of all Echelon's employees, is to create above average long-term value for stockholders.

     To achieve this objective, Echelon will dynamically grow its real estate assets and operations through the execution of targeted strategies. While these targeted strategies evidence the Company's best decisions to date, the strategies are flexible enough to be recast to deal with changing economic conditions, capital market fluctuations, business cycles and other market conditions.


  MULTI-FAMILY


     As previously communicated, multi-family residential development has been identified as the primary driver of Echelon's growth over the next five years. During the next five years, Echelon expects to develop or acquire 20 to 40 multi-family residential communities, each containing 150 to 350 units. Included in these projects are two to five affordable housing projects of 150 to 250 units each. Within the next 12 months, the Company plans to be under construction on approximately 2400 to 3000 units. In consideration of market opportunities, the Company intends to integrate its build-and-hold developments with merchant build and/or build-to-suit developments to maximize stockholder return.


     First, Echelon expects to capitalize on the opportunity provided by its existing inventory of property in the Tampa Bay area. Construction and leasing have begun on Phase One of Echelon at Bay Isle Key, a 369 unit multi-family residential community in the Gateway area of Tampa Bay. Construction will be completed by the fourth quarter 1998, with stablization projected six months following construction completion. Phase Two of Echelon at Bay Isle Key, which will add another 90 units to the community, will begin construction in the fourth quarter 1998. In Carillon Park, site work has begun on the 314 units of Phase One of Echelon at The Reserve, with vertical construction projected to begin in the second quarter of 1998. In total, Carillon Park has capacity for 1169 units. Total capacity for Echelon at Bay Isle Key and Carillon Park is approximately 2,100 multi-family residential units.


     Next, to achieve geographic diversity the Company has established a pipeline of development sites in other select markets in the southeast and southwest United States. To accomplish this, initial target markets are identified using a sophisticated proprietary software tool, rather than by random market visits. The market research software system delivers a more objective and pragmatic assessment of markets, while minimizing the time necessary to screen potential markets. Following initial target market selection, markets are inspected by experienced Echelon management. This systematic approach may reduce the market selection cycle time and allow Echelon developers the opportunity to identify and reach a target market ahead of competition and site price escalation. Echelon's development program has produced the current pipeline of ten sites under contract or letter of intent, subject to the Company's final due diligence, with an additional 25 sites under evaluation. The Company expects to maintain an active pipeline of ten to twenty sites in target markets.


     The Company also plans to develop and manage affordable housing communities that are entitled to the benefits of Housing Tax Credits. An application has been submitted to the State of Florida for Echelon at BayBridge. Slated for the Company's 4th Street property, the development of this 228 unit community requires the Company be awarded housing tax credits by the Florida Housing Finance Agency. Preliminary results of the pending application are expected during the second quarter of 1998.


     The Company continues to evaluate possible acquisitions, which include other mult-family development companies and/or multi-family assets. Some growth of the multi-family portfolio is expected to result from strategic acquisitions.



  COMMERCIAL



     During the next five years, the Company expects to hold its core office buildings and expand its commercial real estate portfolio by developing, or acquiring, 750,000 to 1,500,000 square feet of commercial office space. A substantial amount of this space will be developed on Echelon's existing land inventory in the Tampa Bay area, with the balance developed through land acquisition in other southeast and southwest target markets in the United States.

     The Company has plans for two Class A office buildings in Carillon Park, 700 Carillon and Echelon at Carillon. The 145,000 square foot 700 Carillon will provide the latest in smart-building technology, along with parking of five cars per thousand square feet of office space. The design of 700 Carillon is complete and ready to submit for building permits. Echelon at Carillon is a 105,000 square foot building and will be the location of the Company's corporate headquarters. The design phase of the building will be completed in 1998.



     Although the Company plans to hold its core office buildings during this planning period, short, medium and long-term exit strategies have been developed for all currently owned commercial real estate. The Company intends to sell non-core commercial and industrial properties as opportunities arise.



     The Company continues to evaluate the acquisition of other commercial real estate development companies, real estate based operating companies and/or commercial real estate assets as opportunities become available. Some growth of the commercial portfolio is expected to come from strategic acquisitions.



  REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES



     This business segment is complementary to the Company's multi-family and commercial real estate operations. Growth is expected to occur primarily as a result of the growth in the multi-family and commercial real estate operations, and the growth of third-party revenue associated with leasing and property/asset management. In addition, the Company continues to evaluate the acquisition of real estate management and/or brokerage companies as opportunities become available. Some growth in the real estate management and brokerage services is expected to come from strategic acquisitions.



  INVESTMENTS IN FINANCIAL ASSETS



     The Company generally plans to hold its leveraged lease portfolio until maturity or until market values exceed termination values. Until that point, the Company will execute a financial strategy that integrates the tax benefits provided by its investments in affordable housing limited partnerships, with the deferred tax liability and cash flow of the leveraged lease portfolio in order to reduce its federal income tax liability. At maturity or when market conditions warrant, the Company will either sell or re-lease the assets.


     Operating leases and direct finance leases in aircraft and related equipment will continue to be actively managed to maximize their value, which may be facilitated by the sales or other types of liquidations of the assets.


     As communicated previously, Echelon will continue to withdraw from the real estate and aircraft lending business to focus on its core real estate operations. The Company will collect the outstanding loan balances as soon as practical, maximize the value of each asset, and redeploy the capital from the loan portfolio to repay debt and/or invest in real estate operations. Echelon expects to liquidate the loan portfolio by 2002.


     Echelon expects to obtain sufficient capital from its operations, asset sales, loan collections, project based and other financings, and the capital markets sufficient to execute its strategic plan. However, no assurance can be given that such capital will be available in sufficient amounts to execute this plan.


YEAR 2000 COMPUTER ISSUE


     Many computer systems currently in use were designed and developed using two digits, rather than four, to identify the year. As a result, such computer systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

     Echelon has several projects underway to address the Year 2000 issue. These projects include: 1) identifying and mitigating Year 2000 problems in Echelon's systems, including equipment used in the Company's properties, such as the elevators and phone systems that may have date sensitive information within them, 2) working with the Company's financial institutions, lenders, lessees of aircraft and vendors to assure that the appropriate steps are being taken to mitigate the Year 2000 issue in each entity's software systems, and 3) ensuring that each entity that electronically receives or sends information to Echelon is aware of the steps that the Company is taking and is taking appropriate steps of its own to address the Year 2000 issue.


     During 1997, the Company incurred costs of $.3 million for the acquisition and implementation of a real estate property management and general ledger software that is Year 2000 compliant. These costs were capitalized consistent with Echelon's accounting policies.


     Echelon is currently Year 2000 compliant with some software systems and expects to be complaint with all other software systems no later than the third quarter of 1999. Costs related to the maintenance and or modification of Echelon's software systems have been, and will continue to be, expensed as incurred. Echelon does not anticipate the costs related to Year 2000 to have a material impact on its results of operations. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the modification of software systems or failure to fully identify all Year 2000 dependencies in the Company's software systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs.



RECENTLY ISSUED ACCOUNTING STANDARDS


     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this standard January 1, 1998. As the standard addresses reporting and presentation issues only, there will be no impact on earnings from the adoption of this standard.



     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this standard for financial statements for the fiscal year ending December 31, 1998. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from adoption of this standard.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company will be required to include additional disclosures regarding certain quantitative and qualitative information about market risk exposures in the year ending December 31, 1998.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
Echelon International Corporation:
Independent Auditors' Report ..................................................   F-2
Financial Statements:
 Consolidated Balance Sheets
   as of December 31, 1997 and 1996 ...........................................   F-3
 Consolidated Statements of Operations
   for the years ended December 31, 1997, 1996 and 1995 .......................   F-4
 Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997, 1996 and 1995 .......................   F-5
 Consolidated Statements of Cash Flows
   for the years ended December 31, 1997, 1996 and 1995 .......................   F-6
 Notes to Consolidated Financial Statements ...................................   F-7
Progress Potomac Capital Ventures:
Independent Auditors' Report ..................................................   F-30
Financial Statements:
 Balance Sheets as of December 31, 1997 and 1996 ..............................   F-31
 Statements of Income for the years ended December 31, 1997, 1996, 1995 .......   F-32
 Statements of Changes in Joint Venturers' Capital
   for the years ended December 31, 1997, 1996 and 1995 .......................   F-33
 Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995    F-34
 Notes to Financial Statements ................................................   F-35

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Echelon International Corporation:



     We have audited the accompanying consolidated balance sheets of Echelon International Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the management of Echelon International Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echelon International Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP



St. Petersburg, Florida
March 10, 1998

                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                      1997        1996
                                                                                   ---------   ---------
                                                                                       (IN MILLIONS)
                                     ASSETS
REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
Real estate, net (Note 2) ......................................................    $ 115.1     $ 124.9
Aircraft under operating lease (net of accumulated depreciation
  of $8.4 million and $7.3 million in 1997 and 1996, respectively)..............        4.1         5.2
Leases and loans receivable, net (Note 3) ......................................      196.3       190.6
Investments in and advances to unconsolidated partnerships (Note 11) ...........       47.2        45.3
                                                                                    -------     -------
                                                                                      362.7       366.0
                                                                                    -------     -------
ASSETS HELD FOR SALE (Note 4) ..................................................        2.5        29.4
                                                                                    -------     -------
CURRENT ASSETS:
Cash and equivalents (includes restricted deposits of $1.5 million in 1997).....        7.8        63.3
Marketable securities (Note 5) .................................................       42.0          --
Accounts receivable, net .......................................................        1.2         1.1
Current portion of leases and loans receivable .................................       39.8        75.9
lnventories, at cost ...........................................................        1.1         3.1
Other ..........................................................................        1.7          .7
                                                                                    -------     -------
                                                                                       93.6       144.1
                                                                                    -------     -------
OTHER NON-CURRENT ASSETS .......................................................        1.7         4.3
                                                                                    -------     -------
  Total assets .................................................................    $ 460.5     $ 543.8
                                                                                    =======     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and other liabilities .........................................    $   6.1     $  15.8
Accounts and interest payable to former parent (Note 7) ........................        1.3          .8
Current portion of funding for limited partnership investments (Note 11) .......        9.5         9.9
Current portion of deferred income taxes .......................................        8.4         7.5
Current portion of long-term debt ..............................................       12.2        75.6
                                                                                    -------     -------
  Total current liabilities ....................................................       37.5       109.6
LONG-TERM DEBT (Note 6) ........................................................       64.9        73.8
DEFERRED INCOME TAXES (Note 12) ................................................      145.8       155.8
OTHER LIABILITIES ..............................................................        3.2         3.2
COMMITMENTS AND CONTINGENCIES (Note 14) ........................................
  Total liabilities ............................................................      251.4       342.4
                                                                                    -------     -------
STOCKHOLDERS' EQUITY (Notes 9 and 10)
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued......         --          --
Common stock, $.01 par value, 25,000,000 shares authorized, 6,716,722 issued and 6,648,203 outstanding in 1997 and 6,776,539 issued and
  outstanding in 1996 ..........................................................         .1          .1
Additional paid in capital .....................................................      279.5       279.4
Retained deficit ...............................................................      (70.5)      (78.1)
Unrealized gain on available-for-sale securities, net of tax ...................        1.5          --
Treasury stock, at cost (68,519 common shares) .................................       (1.5)         --
                                                                                    -------     -------
  Total stockholders' equity ...................................................      209.1       201.4
                                                                                    -------     -------
  Total liabilities and stockholders' equity ...................................    $ 460.5     $ 543.8
                                                                                    =======     =======


      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1997          1996          1995
                                                                           ----------   ------------   ----------
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SALES AND REVENUES:
Real estate operations:
 Rental, other operations and marina income ............................     $ 22.2       $   18.7      $  17.3
 Sale of development properties ........................................         .8           21.8           .9
 Equity in losses of limited partnership investments ...................       (1.5)            --           --
Leasing and lending operations .........................................
 Earned income on finance and operating leases .........................        4.9            4.3          6.1
 Interest income .......................................................        6.6           15.7         20.4
 Equity in earnings of unconsolidated partnerships .....................        3.8            2.7          2.9
 Gain on sale of loans .................................................        4.1             --           --
Investment income ......................................................        3.3             .1           --
                                                                             ------       --------      -------
                                                                               44.2           63.3         47.6
                                                                             ------       --------      -------
OPERATING EXPENSES:
Rental, other operations and marina expenses ...........................       13.5           11.1         10.5
Cost of development properties sold ....................................         .8           21.7           .8
Depreciation ...........................................................        4.7            5.6          6.4
Provision for (recovery of) lease, loan and real estate losses, net.....        (.7)          31.4          7.0
Interest expense:
 Former parent advances ................................................         --           14.5         19.9
 Long-term debt, net of amounts capitalized ............................        9.0            4.2          2.6
Allocated administrative expenses of former parent .....................         --            2.4          1.6
Marketing and other administrative .....................................        9.1            9.5          3.6
Other (income) expenses, net ...........................................       (3.8)           7.7          5.1
                                                                             ------       --------      -------
                                                                               32.6          108.1         57.5
                                                                             ------       --------      -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...................................................       11.6          (44.8)        (9.9)
INCOME TAX EXPENSE (BENEFIT) ...........................................        2.1          (15.5)        (4.9)
                                                                             ------       --------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ................................        9.5          (29.3)        (5.0)
EXTRAORDINARY ITEM:
 Gain (loss) on extinguishment of debt, net of income tax
   expense (benefit) of $(1.3) million and $1.3 million,
   respectively (Note 15) ..............................................       (1.9)           1.8           --
                                                                             ------       --------      -------
NET INCOME (LOSS) ......................................................     $  7.6       $  (27.5)     $  (5.0)
                                                                             ======       ========      =======
Earnings per common share--basic and diluted:
 Income (loss) before extraordinary item ...............................     $ 1.40       $  (4.51)     $  (.77)
 Extraordinary item, net of tax ........................................       (.28)           .28           --
                                                                             ------       --------      -------
 Net income (loss) per common share ....................................     $ 1.12       $  (4.23)     $  (.77)
                                                                             ======       ========      =======
Weighted average shares of common stock outstanding
  (basic and diluted) ..................................................        6.8            6.5          6.5
                                                                             ======       ========      =======


      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                  UNREALIZED
                                                                                   GAIN ON
                                                                                  AVAILABLE
                                                         ADDITIONAL                FOR-SALE
                                                COMMON     PAID IN    RETAINED   SECURITIES,   TREASURY
                                                 STOCK     CAPITAL     DEFICIT    NET OF TAX    STOCK      TOTAL
                                               -------- ------------ ---------- ------------- --------- ----------
                                                                          (IN MILLIONS)
Balance, December 31, 1994 ...................   $ .1      $111.2     $ (42.3)  $ --          $  --      $  69.0
Net loss .....................................     --          --        (5.0)    --             --         (5.0)
Dividends to former parent ...................     --          --        (3.2)    --             --         (3.2)
                                                 ----      ------     -------   ----          -----      -------
Balance, December 31, 1995 ...................     .1       111.2       (50.5)    --             --         60.8
                                                 ----      ------     -------   ----          -----      -------
Net loss .....................................     --          --       (27.5)    --             --        (27.5)
Non-cash contribution from former parent .....     --       140.0          --     --             --        140.0
Cash contributions from former parent ........     --        23.7          --     --             --         23.7
Common stock issued--308,801 shares ..........     --         4.5          --     --             --          4.5
Dividends to former parent ...................     --          --         (.1)    --             --          (.1)
                                                 ----      ------     -------   ----          -----      -------
Balance, December 31, 1996 ...................     .1       279.4       (78.1)    --             --        201.4
                                                 ----      ------     -------   ----          -----      -------
Net income ...................................     --          --         7.6     --             --          7.6
Common stock issued--8,702 shares ............     --          .1          --     --             --           .1
Unrealized gain on available-for-sale
  securities, net of tax .....................     --          --          --    1.5             --          1.5
Common stock repurchased,
  68,519 shares, at cost .....................     --          --          --     --           (1.5)        (1.5)
                                                 ----      ------     -------   ----          -----      -------
Balance, December 31, 1997 ...................   $ .1      $279.5     $ (70.5)  $1.5          $(1.5)     $ 209.1
                                                 ====      ======     =======   ====          =====      =======


      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
                                                                                       1997          1996         1995
                                                                                    ----------   -----------   ----------
                                                                                                (IN MILLIONS)
 OPERATING ACTIVITIES:
  Net income (loss) .............................................................    $    7.6     $  (27.5)     $  (5.0)
  Adjustment to reconcile net income (loss) to cash used in operating activities:
   Depreciation and amortization of financing costs .............................         5.7          6.1          6.4
   Extraordinary (gain) loss on extinguishment of debt ..........................         3.2         (3.1)          --
   Deferred income taxes ........................................................        (9.1)       (19.0)       (42.0)
   Amortization related to finance leases .......................................        (3.8)        (1.4)        (1.7)
   Provision for (recovery of) lease, loan and real estate losses ...............         (.7)        31.4          7.0
   (Gain) loss on sale of assets ................................................        (5.0)          --          4.0
   Equity in income of unconsolidated partnerships, net .........................        (1.1)        (2.7)        (2.8)
   Changes in working capital:
    Accounts payable and other liabilities ......................................        (9.2)         2.4          4.9
    Income taxes receivable/payable .............................................          --        (10.8)        10.5
    Other working capital changes ...............................................          .9          (.1)         (.6)
    Other .......................................................................          .4         11.5         (9.4)
                                                                                     --------     --------      -------
                                                                                        (11.1)       (13.2)       (28.7)
                                                                                     --------     --------      -------
 INVESTING ACTIVITIES:
  Purchases of marketable securities ............................................       (65.9)          --           --
  Proceeds from sales of marketable securities ..................................        26.6           --           --
  Proceeds from sales and collections of leases and loans .......................        56.9         45.9         75.5
  Proceeds on sales of assets held for sale .....................................        29.2           --           --
  Real estate property additions ................................................       (13.1)        (9.1)        (4.1)
  Proceeds from sales of real estate properties .................................          --         21.1           .7
  Contributions to unconsolidated partnerships ..................................       (11.2)        (2.4)        (1.2)
  Distributions from unconsolidated partnerships ................................         7.0          6.0          4.6
                                                                                     --------     --------      -------
                                                                                         29.5         61.5         75.5
                                                                                     --------     --------      -------
 FINANCING ACTIVITIES:
  Issuance of long-term debt ....................................................        45.0        136.2           --
  Repayment of long-term debt ...................................................      (117.3)       (25.0)        (9.7)
  Debt issuance costs ...........................................................         (.2)        (4.8)          --
  Decrease in due to former parent ..............................................          --       (115.4)       (34.1)
  Dividends paid to former parent ...............................................          --          (.1)        (3.2)
  Equity contribution from former parent ........................................          --         23.7           --
  Issuance of common stock ......................................................          .1           --           --
  Purchase of treasury stock ....................................................        (1.5)          --           --
                                                                                     --------     --------      -------
                                                                                        (73.9)        14.6        (47.0)
                                                                                     --------     --------      -------
 Net increase(decrease) in cash and equivalents .................................       (55.5)        62.9          (.2)
 BEGINNING CASH AND EQUIVALENTS .................................................        63.3           .4           .6
                                                                                     --------     --------      -------
 ENDING CASH AND EQUIVALENTS (including restricted cash of $1.5
  million in 1997) ..............................................................    $    7.8     $   63.3      $    .4
                                                                                     ========     ========      =======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest, net of amounts capitalized .........................................    $    8.5     $   23.9      $  22.9
                                                                                     ========     ========      =======
   Income taxes, net of refunds .................................................    $    9.4     $   14.2      $  26.7
                                                                                     ========     ========      =======
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING &
 FINANCING ACTIVITIES:
  Distribution of note receivable by unconsolidated partnership .................    $    3.0     $    --       $   --
                                                                                     ========     ========      =======
  Change in funding for limited partnership investments .........................    $    (.4)    $   12.8      $   --
                                                                                     ========     ========      =======
  Unrealized gain on available-for-sale securities, net of tax of $.9 million
   in 1997 ......................................................................    $    1.5     $    --       $   --
                                                                                     ========     ========      =======
  Equity contribution from former parent ........................................    $    --      $  140.0      $   --
                                                                                     ========     ========      =======



      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


SPIN-OFF TRANSACTION AND DESCRIPTION OF BUSINESS


     Echelon International Corporation ("Echelon" or the "Company") is a real estate company with operations in two business segments: (i) the Real Estate Business and (ii) the Leasing and Lending Business.


     Echelon operated as a wholly owned subsidiary of Florida Progress Corporation ("Florida Progress") until December 18, 1996 (the "Distribution Date"). Florida Progress distributed Echelon stock to Florida Progress shareholders (one share of Echelon for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). See Note 7. The Distribution established Echelon as a publicly held corporation separate from Florida Progress. In connection with the Distribution, Echelon determined that certain non-strategic assets were to be disposed. See Note 4.


PRINCIPLES OF PRESENTATION



     The accompanying consolidated financial statements include the financial results of the Company and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments for which the Company has a 20% to 50% ownership interest and certain limited partnerships are accounted for using the equity method.


     Certain amounts previously reported in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.


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


REAL ESTATE, AIRCRAFT UNDER OPERATING LEASE AND DEPRECIATION


     The Company records real estate at cost adjusted for any impairment and provides for depreciation primarily on a straight-line basis over the estimated service lives or lease terms of the related assets. Interest and real estate taxes incurred during construction periods are capitalized on a specific project identification basis and depreciated on the same basis as the related assets.


     Costs directly related to the acquisition (including costs related to pre-acquisition due diligence), development or improvement of real estate, and certain indirect costs related to developments are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.


     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," on January 1, 1996. This standard requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

the asset. An impairment loss recognized on assets to be held and used is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for sale are reported at the lower of carrying amount or fair value less cost to sell. There was no impact on earnings as a result of implementing this standard.



FINANCE LEASES



     Finance leases consist of a direct financing lease and leveraged leases. Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease net of the related deferred tax liability and deferred investment tax credits in the years in which the net investment is positive. The investment in a direct finance lease equals the rental receivable plus the estimated residual value of leased equipment less unearned income. The investment in leveraged leases is the aggregate of rentals receivable (net of principal and interest on the related nonrecourse third party debt) and estimated residual value of the equipment less the unearned income and deferred investment tax credit. If the residual value of leased equipment is determined to be excessive and the decline in the residual value is judged to be other than temporary, the investment in lease is recalculated and the difference between the investment in the lease and the recalculated value is recorded as a charge to income.


ALLOWANCE FOR LEASE AND LOAN LOSSES


     Allowance for losses on leases is provided when management has determined that it is probable that the net investment in a lease will not be recovered due to lessee credit problems or the lease being terminated or restructured prior to the expiration date. The allowance is measured by the difference between net investment in the lease and the market value of the leased asset less costs to sell, in accordance with SFAS No. 5, "Accounting for Contingencies" and SFAS No. 13, "Accounting for Leases." Establishing the allowance for losses relies substantially upon management's judgment utilizing the best available information at the time of review.


     In accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for the Impairment of Loan--Income Recognition and Disclosure," a loan is considered impaired when management determines that it is probable that the Company will not collect all amounts due according to the contractual terms of the loan. An allowance for loss on an impaired loan is recognized when the present value of the expected future cash flows, discounted at the loan's effective rate, is less than the carrying value of the loan. When an impaired loan is collateral dependent, and foreclosure is probable, the lower of the carrying amount of the loan, or the fair value of collateral less costs to sell, is used to measure the amount of allowance for loss to be recognized. Interest income on impaired loans is recognized on a cash basis as a credit to interest income.



INVESTMENTS IN AFFORDABLE HOUSING LIMITED PARTNERSHIPS


     Echelon invests in limited partnerships which in turn invest in affordable housing limited partnerships throughout the United States. The affordable housing limited partnerships develop multi-family residential communities. The investments in these partnerships include certain tax benefits, including low-income housing tax credits and tax deductions for the operating losses of the low-income

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) housing developments. The Company accounts for these investments using the equity method, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force No. 94-1.



CASH AND CASH EQUIVALENTS


     Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.


     The restricted cash at December 31, 1997 represents a certificate of deposit held by a bank that requires such deposit in support of a $1.5 million standby letter of credit.


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


FINANCING COSTS


     Fees and issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are amortized to interest expense over the term of the related debt using the effective interest method.


INCOME TAXES


     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Prior to the Distribution, the Company was included in the consolidated federal income tax returns of Florida Progress and the income tax provision was calculated as if the Company had filed separate returns.


STOCK-BASED COMPENSATION


     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting For Stock-Based Compensation" on January 1, 1996. The Company has elected to measure and recognize stock-based compensation costs in accordance with the accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees."

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) REAL ESTATE OPERATIONS


     Real estate operations include rent from real estate leasing, marina and other operations, sales of development properties and equity in losses of limited partnership investments (See Note 11). Rental revenues, net of any rent concessions given to lessees, are recognized ratably over the lease period. Real estate sales transactions are recorded in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."



LEASING AND LENDING OPERATIONS


     Leasing and lending operations include earned income on finance and operating leases, interest income on loans receivable, equity in earnings of unconsolidated partnerships and gain on sales of loans (See Note 11).



RENTAL, OTHER OPERATIONS AND MARINA EXPENSES

     Rental, other operations and marina expenses shown on the accompanying Consolidated Statements of Operations include costs of on-site personnel, utilities, repairs and maintenance, real estate taxes, insurance, marketing, landscaping, and other on-site administrative costs.


INTEREST EXPENSE, FORMER PARENT ADVANCES

     The accompanying consolidated Statements of Operations include an allocation of interest expense due to Florida Progress prior to the Distribution, based upon the average outstanding amounts due to Florida Progress and affiliates. See Note 7. Management believes the allocation method used was reasonable.


EARNINGS PER COMMON SHARE


     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 replaces the standards for computing EPS under APB No. 15, "Earnings per Share," and makes the computations comparable to international EPS standards. The Company has adopted SFAS No. 128 as of December 31, 1997. The adoption of this statement required the Company to present basic earnings per share and diluted earnings per share in place of primary earnings per share. There was no effect on earnings (loss) per share for the restatement of prior years' financial results, as required by the SFAS, due to the Company's net loss in both 1996 and 1995.

     The net income (loss) per common share reflects, for all periods presented, the weighted average outstanding common shares of Echelon after giving effect to the changes in the capitalization as discussed in Note 9. Basic earnings (loss) per common share is calculated as the net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated as the net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.



COMMITMENTS AND CONTINGENCIES

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which was adopted by the Company

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

on January 1, 1997. SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting for environmental remediation costs and, therefore, adoption of the SOP did not have a material impact on the Company's financial position, results of operations or liquidity.




FINANCIAL INSTRUMENTS


     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates may be materially different from the amounts that the Company could realize in a current market transaction.


     The Company currently has no derivative financial instruments, such as futures, forwards, swaps or options contracts.


(2) REAL ESTATE



     During the second quarter of 1997, the Company revised its strategy with respect to its commercial real estate assets to include short and medium-term exit strategies, as well as its original plan of long-term exit strategies. Given the change in strategy, the Company updated its impairment analysis and determined that certain real estate assets were impaired. In June 1997, the Company recognized an impairment of $19.0 million on certain income-producing property in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of." The impairment loss was measured using independent appraisals and is reflected in the provision for lease, loan, and real estate losses in the Consolidated Statement of Operations.


     During 1996, the Company recognized an impairment of $7.6 million on an income-producing building and on real estate under development. The impairment is reflected in the provision for lease, loan and real estate losses in the Consolidated Statement of Operations. The impairment became necessary when a tenant gave notice to not extend its lease and management did not anticipate re-leasing this property without extensive modifications which would not be recovered. This loss was measured using discounted cash flows. The impairment loss on real estate under development became necessary when it was determined that the carrying value of the real estate plus costs to complete development of the real estate exceeded its fair value.

                       ECHELON INTERNATIONAL CORPORATION

(2) REAL ESTATE--(CONTINUED)

The depreciable lives and carrying values of the Company's real estate are as follows:




                                                                   DECEMBER 31,
                                                                -------------------
                                                DEPRECIABLE
                                               LIVES (YEARS)      1997       1996
                                              ---------------   --------   --------
                                                                   (IN MILLIONS)
Real estate held for and under development:
 Land and land improvements ...............                      $ 31.7     $ 29.5
 Construction in progress .................                         3.8         --
                                                                 ------     ------
                                                                   35.5       29.5
                                                                 ------     ------
Income producing:
 Land and land improvements ...............                        15.2       15.2
 Buildings and improvements ...............        5-40            78.0      107.9
 Equipment and other ......................        3-10             2.9        1.6
                                                                            ------
                                                                   96.1      124.7
                                                                 ------     ------
                                                                  131.6      154.2
Less: accumulated depreciation ............                        16.5       29.3
                                                                 ------     ------
                                                                 $115.1     $124.9
                                                                 ======     ======


     At December 31, 1997, the approximate future minimum rental income under current operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


                               (IN MILLIONS)
                              --------------
       1998 ...............        $12.1
       1999 ...............         11.7
       2000 ...............         11.6
       2001 ...............         10.5
       2002 ...............          9.5
       Thereafter .........         38.2
                                   -----
       Total ..............        $93.6
                                   =====

     No single tenant collectively accounted for more than 10% of the Company's total revenues for the year ended December 31, 1997.


     Capitalized interest during the development of specific projects was $.2 million during the year ended December 31, 1997.

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE



     At December 31, 1997 and 1996, investments in leases and loans receivable are as follows:




                                                    DECEMBER 31,
                                                ---------------------
                                                   1997        1996
                                                ---------   ---------
                                                    (IN MILLIONS)
Finance leases:
Rentals receivable ..........................    $ 169.2     $ 164.8
Unguaranteed residual values ................      105.6       105.6
Guaranteed residual values ..................        6.0          --
Unearned income .............................      (56.4)      (54.3)
Deferred investment tax credits .............      (13.3)      (14.0)
                                                 -------     -------
  Total finance leases ......................      211.1       202.1
Commercial finance loans receivable .........       45.1        84.5
Allowance for losses ........................      (20.1)      (20.1)
                                                 -------     -------
                                                   236.1       266.5
Less: current portion .......................       39.8        75.9
                                                 -------     -------
                                                 $ 196.3     $ 190.6
                                                 =======     =======


     Finance leases consist of a direct finance lease and leveraged leased investments which are primarily in aircraft. The majority of the aircraft leases have remaining terms of 8 to 13 years, with a maximum of 21 years. Rentals receivable from finance leases represent unpaid rentals less principal and interest on nonrecourse third-party debt. The Company's share of rentals receivable is subordinate to the debt holders who have security interests in the leased assets.


     At December 31, 1997, net contractual maturities of rentals receivable from finance leases were $7.1 million, $11.5 million, $9.0 million, $19.0 million and $19.2 million for each of the years in the five year period from 1998 through 2002, respectively, and $103.4 million in total thereafter.


     The Company's net investment in leveraged leases is composed of the following elements:



                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                          1997          1996
                                                                      -----------   -----------
                                                                            (IN MILLIONS)
Rentals receivable ................................................    $  156.5      $  164.8
Estimated residual value of leased assets .........................       105.6         105.6
Less: Unearned income and deferred investment tax credits .........       (65.4)        (68.3)
   Delayed Equity .................................................       (18.5)        (20.2)
   Deferred taxes arising from leveraged leases ...................      (163.6)       (179.4)
                                                                       --------      --------
Net investment in leveraged leases ................................    $   14.6      $    2.5
                                                                       ========      ========

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE--(CONTINUED)
     Net income recognized from leveraged leases (after payments to nonrecourse lenders, but before other borrowing costs) was as follows:



                                                    1997      1996        1995
                                                   ------   --------   ---------
                                                           (IN MILLIONS)
Lease income ...................................    $ .4     $  .3      $  2.0
Income tax effect ..............................      --        --        (1.0)
Loss on sale of equipment ......................      --       (.5)       (1.1)
Amortization of investment tax credits .........      .7        .7          .3
                                                    ----     -----      ------
                                                    $1.1     $  .5      $   .2
                                                    ====     =====      ======


     The Company's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft, aircraft engines or spare parts. These loans are further collateralized, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, third party guaranties.


     At December 31, 1997, the Company had two loans receivable totaling $26.8 million that were considered to be impaired under the definition of SFAS No.
114. Principal and interest payments on both loans are current as of December 31, 1997.

     A $23.5 million loan receivable secured by a first mortgage on certain real estate is considered to be impaired as a result of the Company's extension of the original maturity of the loan through forbearance. No valuation allowance is required for the impaired loan because, in the opinion of management, the estimated current market value of the underlying real estate is in excess of the $23.5 million loan balance and cash flow from leases on this property, which have been assigned to the Company, supports the current recorded value of this loan.

     As of December 31, 1997, Echelon had an 80% participation ($3.3 million) in a $4.1 million loan for an office building that was also considered to be impaired. The loan is secured by a first mortgage on an office building located in downtown Tampa, Florida. The borrower has provided additional collateral in the form of $250,000 in marketable securities. The borrower's interest in the property is a leasehold interest subject to a subordinated, long-term ground lease with an expiration date of 2062. Currently, the building is approximately 78% occupied and does not generate enough cash flow to cover debt service. Although, in the past, the borrower has had sufficient resources to cover previous shortfalls, there can be no assurance that the borrower will be able to continue to make payments. Echelon has commenced discussions with the borrower and expressed its desire to be paid off, paid down or adequately secured by additional collateral or principal payments. If Echelon is forced to foreclose, proceeds from the sale of the building are expected to be substantially less than the principal amount of the loan. As of December 31, 1997, the Company had an allowance for losses on leases and loans of $1.6 million for this loan receivable.

     The Company's portfolio of leases and loans receivable included $45.2 million and $52.3 million in leases and loans performing under restructured agreements at December 31, 1997 and 1996, respectively. All restructured assets are performing in accordance with their new terms and the restructurings are not anticipated to materially reduce the Company's future annual revenue.

     No amounts were recorded as provision for possible lease and loan losses in 1997. During 1996 and 1995, the Company recorded $2.3 million and $5.0 million, respectively, for possible lease and loan losses and had write-offs of $6.7 million in 1995.

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE--(CONTINUED)

     At December 31, 1997 and 1996, the Company's portfolio of leases and loans receivable included investments in airline equipment totaling $198.8 million and $187.4 million, respectively. Investments in commercial real estate totaled $57.4 million and $99.2 million at the same dates.



(4) ASSETS HELD FOR SALE



     At June 30, 1996, the Company's management adopted a plan to dispose of certain non-strategic assets. These assets and their respective reserves were classified as "Assets Held for Sale" at December 31, 1997 and 1996. Management expects that the disposal of these assets will be completed within one to two years. Assets held for sale consist of the following:




                                                        DECEMBER 31,
                                                     -------------------
PREVIOUS BALANCE SHEET CLASSIFICATION                 1997       1996
--------------------------------------------------   ------   ----------
                                                        (IN MILLIONS)
Leases and loans receivable ......................    $ .4     $  56.8
Real estate, net of depreciation .................     2.1         2.3
Investments in unconsolidated affiliates .........      --         6.4
Valuation allowance ..............................      --       (36.1)
                                                      ----     -------
                                                      $2.5     $  29.4
                                                      ====     =======



     The Company recognized the valuation allowance (including $21.5 million in 1996) on loans receivable in accordance with SFAS No. 114 and No. 118, on property and investments in unconsolidated affiliates in accordance with SFAS No. 121 and on leases in accordance with SFAS No. 5 and SFAS No. 13. Assets held for sale are reflected at the lower of carrying amount or fair value less cost to dispose.


     In June 1997, the Company received $24.3 million on the disposal of two aircraft loans receivable and an investment in an unconsolidated affiliates. The net book value of these assets at the time of disposal was $9.3 million. As a result of this transaction, the Company reversed the valuation allowance previously established based on the estimated market value of these assets and recorded a pre-tax gain of $15.0 million.


     The proceeds from the disposal of the aircraft loans and an investment in an unconsolidated affiliates were used to fully repay the remaining debt to the Company's former parent. The retirement of the debt allowed the Company to retain a lease receivable, which it had previously expected to sell in order to retire the debt. In connection with the reclassification of the lease receivable from "Assets Held for Sale" to "Leases and Loans Receivable", the Company reversed the $4.7 million valuation allowance recorded in contemplation of the accelerated sale of the lease receivable.



     During 1997, the Company was paid in full for a loan of $.5 million and sold real estate with a net book value of $.2 million.


     At December 31, 1997, the Company's remaining assets held for sale consist of a $.4 million loan receivable and $2.1 million of owned real estate.

                       ECHELON INTERNATIONAL CORPORATION

(5) MARKETABLE SECURITIES


     The following is a summary of available-for-sale securities as of December 31, 1997:


                                         AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                            COST          GAIN           LOSS         VALUE
                                        -----------   ------------   ------------   --------
                                                           (IN MILLIONS)
Certificates of deposit .............      $ 2.0      $ --           $ --            $ 2.0
U.S. government obligations .........        7.6        .1             --              7.7
Municipal bonds .....................        5.6        .1             --              5.7
Corporate debt securities ...........        8.1        --             --              8.1
                                           -----      ----           ----            -----
  Subtotal ..........................       23.3        .2             --             23.5
Equity securities ...................       16.2       2.5            (.2)            18.5
                                           -----      ----           ----            -----
  Total .............................      $39.5      $2.7           $(.2)           $42.0
                                           =====      ====           ====            =====


     Net realized gains on available-for-sale securities were $.3 million for the year ended December 31, 1997.


     The amortized cost and estimated fair value of available-for-sale certificates of deposit and debt securities as of December 31, 1997, by expected maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.



                                                   AMORITZED      FAIR
                                                      COST        VALUE
                                                  -----------   --------
                                                      (IN MILLIONS)
Due after one year through five years .........      $19.0       $19.2
Due after five years ..........................        4.3         4.3
                                                     -----       -----
  Total .......................................      $23.3       $23.5
                                                     =====       =====

(6) LONG-TERM DEBT



     Long-term debt outstanding at December 31, 1997 and 1996 is as follows:



                                                                            DECEMBER 31,
                                                                         -------------------
                                                           INTEREST
                                                             RATE          1997       1996
                                                       ---------------   --------   --------
                                                                            (IN MILLIONS)
Northwestern Mutual Life Insurance Company .........         7.09%        $45.0     $  --
Salomon Brothers Realty Corp. ......................         8.95%(a)      13.0      95.7
Note payable to Former Parent (Note 7) .............           --            --      32.9
Delayed equity obligation on finance lease .........         10.0%         18.5      20.2
Other ..............................................         8.25%(a)       0.6       0.6
                                                                          -----     -----
                                                                           77.1     149.4
Less: current portion of long-term debt ............                       12.2      75.6
                                                                          -----     -----
                                                                          $64.9     $73.8
                                                                          =====     =====

---------------------
(a) Interest rate at December 31, 1997.

                       ECHELON INTERNATIONAL CORPORATION

(6) LONG-TERM DEBT--(CONTINUED)

     On November 5, 1996, Echelon obtained a three-year secured loan from Salomon Brothers Realty Corp. ("Salomon Brothers") in the principal amount of $105 million. Repayments of $37.7 million were made on the loan throughout 1997. On December 30, 1997, the portion of the Salomon Brothers loan collateralized by certain commercial real estate assets was refinanced by a $45 million loan from Northwestern Mutual Life Insurance Company ("Northwestern").


     At December 31, 1997, a portion of Echelon's real estate loan portfolio secures the Salomon Brothers loan. The loan requires mandatory monthly principal payments based on an amortization schedule of 25 years or the scheduled principal payments on real estate loans actually received, if greater. Additional principal payments may be due upon the sale of individual items of collateral. Under the loan, monthly payments of interest at the rate of LIBOR plus 2.95% per annum are due on the unpaid principal balance. The remaining portion of the Salomon Brothers loan is expected to be repaid by the end of 2001 based on the current amortization schedule. The Company also has certain compliance requirements under the Salomon Brothers loan.



     A portion of Echelon's commercial real estate portfolio secures the Northwestern loan. The loan requires monthly principal and interest payments at a rate of 7.09% based on an amortization schedule of 25 years, with final maturity no later than December 1, 2004. Additional principal payments may be due upon the sale of individual items of collateral. Beginning January 1, 2001, the Company can pay the loan in full including a prepayment fee. The prepayment fee shall be the greater of 1% of the outstanding principal loan balance or the present value of the remaining loan payments at a discount rate defined in the Northwestern loan agreement.


     On December 16, 1996, Echelon obtained a $36 million secured note from its former parent at an interest rate of LIBOR plus 2.95% per annum. The note was completely repaid in 1997.



     In connection with an aircraft lease restructured in 1992, the Company agreed to provide additional equity over the next eleven years. The equity contributions will be paid to the nonrecourse debt holders by the Company and collected from the lessee over the remaining lease term. The present value of the additional equity using a 10% discount rate was $18.5 million and $20.2 million at December 31, 1997 and 1996, respectively, and is included in long-term debt on the accompanying Consolidated Balance Sheets.



     Debt maturities are $12.2 million, $4.1 million, $6.4 million, $1.3 million and $2.3 million for each of the years in the period 1998 through 2002, respectively, and $50.8 million in total thereafter.



     In July 1997, the Company closed on a $16.5 million construction loan at an interest rate of LIBOR plus 1.60% per annum which will be used to fund development of a 369-unit multi-family residential community on land that the Company owns in St. Petersburg, Florida. As of December 31, 1997, no amounts were outstanding on this construction loan. The initial term of the construction loan is two years with the ability to extend the loan for an additional five years from the completion of construction.


     In November 1997, the Company executed a commitment letter for a $17.5 million construction loan to fund the development of a 314-unit multi-family residential project on land that the Company owns in Carillon Park in St. Petersburg, Florida.

                       ECHELON INTERNATIONAL CORPORATION

(7) TRANSACTIONS WITH FLORIDA PROGRESS


     Financial information prior to the Distribution reflects the results of operations of the Company as a wholly-owned subsidiary of Florida Progress and is not necessarily indicative of the results of operations had the Company operated as a separate, stand-alone entity during such prior periods.



     The Company had been utilizing accounting, legal, risk management, human resource, tax, treasury, management, and facility and office services of Florida Progress and its affiliates and was billed for these services, including a portion of the affiliates' overhead. Charges for these services and overhead were $2.4 million and $1.6 million and in 1996 and 1995, respectively. These costs were charged to Echelon using the affiliates' actual costs allocated to each affiliate based on its pro-rata usage of the services.


     Florida Progress and its affiliates rent facility and office space in several of the Company's commercial office buildings for which the Company has received rental payments of $1.5 million, $2.4 million, and $2.2 million in 1997, 1996, and 1995, respectively. A portion of these amounts was billed to the Company during 1996 and 1995 in connection with the affiliates' allocations of facility services.


     At the Distribution Date, the Company and Florida Progress entered into a tax sharing and tax indemnification agreement, which provided for the payment of taxes and receipt of tax refunds for periods up through the Distribution Date and provided for various administrative and other matters. As of December 31, 1997, the Company owed $1.3 million to Florida Progress under the tax sharing agreement for resolution of tax matters related to 1996.


     At the Distribution Date, Echelon and Florida Progress entered into a distribution agreement, which requires Echelon to maintain liquidity levels of at least $25.0 million and $17.0 million throughout 1998 and 1999, respectively.



     Effective as of September 30, 1996, Florida Progress contributed $140.0 million to the equity of Echelon, which was used by Echelon to repay advances from Florida Progress. This was a non-cash transaction, which was not reflected in the Consolidated Statement of Cash Flows.


     Amounts due to Florida Progress and its affiliates are included in the following captions at December 31, 1997 and 1996:



                                                             DECEMBER 31,
                                                           -----------------
                                                            1997      1996
                                                           ------   --------
                                                             (IN MILLIONS)
Accounts and interest payable to former parent .........   $1.3      $  .8
                                                           ====      =====
Note payable to Former Parent (see Note 6) .............   $ --      $32.9
                                                           ====      =====



     Interest expense included in the accompanying Consolidated Statements of Operations related to the intercompany advances from Florida Progress and represents interest allocated to the Company. The effective interest rate on the average outstanding intercompany advances for the years ended December 31, 1996 and 1995 was 6.0%.



     During the year ended December 31, 1997, the Company paid interest on the note payable to Florida Progress of $.9 million.

                       ECHELON INTERNATIONAL CORPORATION

(7) TRANSACTIONS WITH FLORIDA PROGRESS--(CONTINUED)

     Florida Progress paid $.4 million to the Company for brokerage commissions during 1997. During the fourth quarter of 1997, Echelon executed two operating leases with Florida Power Corporation, a subsidiary of Florida Progress. The first lease is a 15-year lease for 100% of the first two floors of the SouthCore Commercial building. The Company is in the process of completing the interior base building and tenant improvements for occupancy by June 1, 1998. The second lease is a 10-year lease for 100% of Bayboro Station, which commences in April 1998. Echelon is also in the process of completing the interior base building and tenant improvements for occupancy upon completion of the improvements. Both leases are at the current market rate, with annual rent increases of approximately 3% over the lease term.



(8) RELATED PARTY TRANSACTIONS


     In October 1997, the Company acquired certain assets of Mission Development Company ("Mission Development"), a Dallas-based multi-family housing developer for $.4 million and established a southwest regional office in Dallas, Texas. Mission Development was owned by W. Michael Doramus, the Company's former Chairman of the Board of Directors. Upon the acquisition of certain assets of Mission Development, Mr. Doramus resigned as Chairman and was hired as an Executive Vice President of Echelon. The terms of Mr. Doramus' employment agreement include an annual base salary of at least $225,000, eligibility for annual bonuses based upon both the annual results of the Company's operations and individual performance goals, and the opportunity to earn shares of common stock and options to purchase common stock based upon the cumulative results of the Company's operations and satisfaction of individual performance goals for the three years ending December 31, 1999. Mr. Doramus continues as a member of the Board of Directors.


(9) COMMON AND PREFERRED STOCK AND SHAREHOLDER RIGHTS


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


     In conjunction with the Distribution, the Company executed a Shareholder Rights Agreement whereby each share of common stock has associated with it one preferred share purchase right ("Right"). Each Right entitles the holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") at a price of $55 per one-hundredth of a share of Junior Preferred Stock, subject to adjustment. These Rights are only exercisable in the event of certain attempted business combinations. If exercised, the Rights would cause substantial dilution of ownership, thus adversely affecting any attempt to acquire the Company on terms not approved by the Company's Board of Directors. The Rights have no voting or dividend rights and expire in November 2006, unless redeemed earlier by the Company.



     During 1997, the Echelon Board of Directors approved an Odd-Lot Buy-Back program, which expired in December 1997, to repurchase up to $5.0 million of common stock. The Company repurchased 68,519 shares of common stock during the fourth quarter of 1997, which resulted in treasury stock, at cost, of approximately $1.5 million.

                       ECHELON INTERNATIONAL CORPORATION

(9) COMMON AND PREFERRED STOCK AND SHAREHOLDER RIGHTS--(CONTINUED)
     The net income (loss) and common shares used to compute basic and diluted earnings per share is presented in the following table:



                                                                  1997         1996         1995
                                                                --------   -----------   ----------
                                                                  (IN MILLIONS, EXCEPT PER SHARE
                                                                             AMOUNTS)
BASIC
Weighted average number of shares:
  Average common shares outstanding .........................      6.8           6.5          6.5
                                                                   ===           ===          ===
Net income (loss) used to compute basic earnings per share:
  Net income (loss) .........................................    $ 7.6      $  (27.5)     $  (5.0)
                                                                 -----      --------      -------
Basic earnings (loss) per common share ......................    $1.12      $  (4.23)     $  (.77)
                                                                 =====      ========      =======
DILUTED
Weighted average number of shares:
  Average common shares outstanding .........................      6.8           6.5          6.5
  Dilutive effect for stock options and contingently
     issuable common shares .................................       --            --           --
                                                                 -----      --------      -------
  Weighted average shares ...................................      6.8           6.5          6.5
                                                                 =====      ========      =======
Net income (loss) used to compute diluted earnings per share:
  Net income (loss) .........................................    $ 7.6      $  (27.5)     $  (5.0)
                                                                 -----      --------      -------
Diluted earnings (loss) per common share ....................    $1.12      $  (4.23)     $  (.77)
                                                                 =====      ========      =======


(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS


     In October 1996, the shareholder and the Echelon Board of Directors approved several stock based benefit plans, and reserved an aggregate of 1,200,000 shares of Echelon common stock for issuance pursuant to the following plans.


     STOCK PURCHASE PLAN. An aggregate of 75,000 shares of Echelon Common Stock is reserved for issuance under the plan. Under the Stock Purchase Plan, all employees will be given the opportunity to purchase shares of Echelon Common Stock two times a year at a price equal to 85% of the market price of the stock immediately prior to the beginning of each offering period. The Stock Purchase Plan provides for two offering periods, the months of April and September, in each of the years 1997-2006.


     ECHELON LONG TERM INCENTIVE PLAN ("LTIP"). An aggregate of 950,000 shares of Echelon Common Stock is reserved for issuance under the plan. Under the Echelon LTIP, restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights or any combination thereof may be granted to Echelon employees. The committee of the Board of Directors administering the plan (the "Committee") may condition awards of restricted stock and stock appreciation rights upon satisfaction of performance criteria or other conditions. The exercise price of the incentive stock options granted under the plan will be determined in the discretion of the Committee administering the plan, which price may not be less than the market price of Echelon common stock on the date the option is granted. Options will normally vest 20% each year after issuance over a period of five years and will expire 10 years after the date of grant. The exercise price and vesting schedule of the nonqualified stock options granted under the plan will be determined in the discretion of the Committee administering the plan.

                       ECHELON INTERNATIONAL CORPORATION

(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS--(CONTINUED)
     DIRECTORS' PLAN. An aggregate of 25,000 shares of Echelon Common Stock is reserved for issuance under the plan. Directors who are not employees of Echelon ("Non-Employee Directors") will receive an annual retainer fee of $15,000 paid quarterly in the form of Echelon Common Stock. In addition to the annual retainer, each year Non-Employee Directors who are elected or are continuing as Non-Employee Directors as of the conclusion of Echelon's annual meeting of stockholders will receive options to purchase 1,000 shares of Echelon Common Stock. The exercise price of the options will be equal to the market price of Echelon Common Stock on the date the option is granted. Options will vest fully at the end of one year and will expire five years after the date of grant.


     STOCK OPTION PLAN. A maximum of 150,000 shares of Echelon Common Stock is reserved for issuance under the plan. Under the Stock Option Plan, incentive stock options, nonqualified stock options or any combination thereof may be granted to any employee of Echelon. In general, the committee of the Board of Directors administering the plan will determine the exercise price of the options, but such price will not be less than the market price of Echelon Common Stock on the date the option is granted. Options will normally vest 20% each year after issuance over a period of five years and will expire 10 years after the date of grant.



     The Company issued 4,480 shares of Common Stock in 1997 under the Stock Purchase Plan. The Company issued 1,500 shares of restricted Common Stock to officers and employees under the LTIP. During 1997, Echelon also issued 2,722 shares of Common Stock under the Directors' Plan. Total compensation expense of $.1 million was recognized for the issuance of the Common Stock. In addition, the Company recorded $.5 million of compensation expense for the LTIP related to restricted Common Stock to be issued in accordance with executive employment contracts.



     During 1996, the Company issued 308,801 shares of restricted Common Stock to officers under the LTIP and recorded compensation expense of $4.5 million.


     The Company has granted nonqualified options to purchase common stock under option plans as follows:



                                                                                                 WEIGHTED
                                                                    WEIGHTED                      AVERAGE
                         STOCK                                       AVERAGE                     REMAINING
                         OPTION             DIRECTORS'               OPTION       RANGE OF      CONTRACTUAL
                          PLAN      LTIP       PLAN        TOTAL      PRICE     OPTION PRICE       LIFE
                       --------- --------- ------------ ---------- ---------- ---------------- ------------
Authorized ...........  150,000   950,000     25,000    1,125,000
                        =======   =======     ======    =========
Outstanding--
  December 31, 1995 ..       --        --         --           --
 Granted .............       --   134,840         --      134,840    $22.25    $       22.25   8.97 years
                        -------   -------     ------    ---------
Outstanding--
  December 31, 1996 ..       --   134,840         --      134,840    $22.25    $       22.25   8.97 years
 Granted .............   21,250   128,000      4,000      153,250    $21.76    $19.38-$25.13   9.61 years
                        -------   -------     ------    ---------
Outstanding--
  December 31, 1997 ..   21,250   262,840      4,000      288,090    $21.99    $19.38-$25.13   9.31 years
                        =======   =======     ======    =========


     During 1996, the Company granted nonqualified options to purchase 134,840 shares of Common Stock at an exercise price equal to the closing price for Echelon Common Stock eight months after the

                       ECHELON INTERNATIONAL CORPORATION

(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS--(CONTINUED)

completion of the Distribution. During 1997, the Company also granted nonqualified options to purchase 153,250 shares of Echelon's Common Stock. The exercise price for 64,836 nonqualified stock options is equal to the market price of the stock on the date of grant. No compensation expense was recorded for these nonqualified stock options in 1997 or 1996 in accordance with APB No.
25. The remaining 88,414 nonqualified stock options were granted to an executive officer of the Company at an exercise price per nonqualified option that was less than the market value on the date of grant. The Company will record compensation expense totaling $.5 million over the four year vesting period of the nonqualified stock options.



     None of the nonqualified stock options were exercisable at December 31, 1997. No incentive stock options were granted as of December 31, 1997.


     The Company applies APB 25 and related Interpretations in accounting for its stock option and restricted stock plans. If compensation costs for the Company's stock option plans had been determined based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by SFAS No. 123, the Company's net income and both basic and diluted earnings per share on a proforma basis for the year ended December 31, 1997 would have been $6.7 million and $.99 per common share, respectively.



     Using the Black-Scholes options-valuation model, the estimated weighted average fair values of options granted during 1997 and 1996 were $8.29 per option and $.97 per option, respectively. The following assumptions were used for the year ended December 31, 1997: (1) risk-free interest rate of 5.75%; (2) volatility of 30%; (3) weighted average expected dividends of $0 and (4) expected lives of three years. The Black-Scholes model was developed for use in estimating the fair value of trade options which have no vesting restrictions. Such models also require the use of subjective assumptions, including expected stock price volatility. Results can vary materially depending on the assumptions applied within the model and the resulting compensation expense may not be representative of compensation expense to be incurred on a proforma basis in the future.


(11) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS


     The Company has a 50% interest in a joint venture, which is engaged in the business of leasing aircraft equipment. Additionally, the Company has investments in affordable housing limited partnerships of which no ownership interest exceeds 12% as of December 31, 1997. The Company accounts for its investments in the joint venture and limited partnerships by the equity method.




     At December 31, 1997 and 1996, investments in unconsolidated partnerships were as follows:


                                                                      DECEMBER 31,
                                                                   -------------------
                                                                     1997       1996
                                                                   --------   --------
                                                                      (IN MILLIONS)
Joint venture for leasing aircraft equipment ...................    $22.9      $30.3
Investments in affordable housing limited partnerships .........     24.3       15.0
                                                                    -----      -----
                                                                    $47.2      $45.3
                                                                    =====      =====

     The Company includes equity in earnings (losses) from the unconsolidated partnerships in revenues.

                       ECHELON INTERNATIONAL CORPORATION

(11) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS--(CON

     Presented below is summarized financial information for the joint venture for leasing aircraft equipment accounted for under the equity method as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995. Amounts reflect 100% of the joint venture's balances and results of its operations for these periods.



                                                DECEMBER 31,
                                             -------------------
                                               1997       1996
                                             --------   --------
                                                (IN MILLIONS)
     ASSETS
     Finance lease receivable ............    $43.5      $57.6
     Property and equipment, net .........      2.5        2.9
     Current assets ......................      1.3        1.3
     Other assets, net ...................       --         --
                                              -----      -----
                                              $47.3      $61.8
                                              =====      =====
     LIABILITIES AND EQUITY INTEREST
     Noncurrent liabilities ..............    $ 1.3      $ 1.3
     Other partners' equity ..............     23.0       30.3
                                              -----      -----
                                               24.3       31.6
                                              -----      -----
     Company's equity interest ...........     23.0       30.2
                                              -----      -----
                                              $47.3      $61.8
                                              =====      =====


                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                    1997     1996      1995
                                                                   ------   ------   -------
                                                                         (IN MILLIONS)
     REVENUES AND EXPENSES
     Revenues ..................................................    $5.7     $6.0     $6.3
     Expenses ..................................................      .5       .5       .5
                                                                    ----     ----     ----
     Combined net earnings of joint venture ....................    $5.2     $5.5     $5.8
                                                                    ====     ====     ====
     Company's equity in net earnings of joint venture .........    $2.6     $2.7     $2.9
                                                                    ====     ====     ====

     The Company's limited partnership investments are investments in limited partnerships, which invest in affordable housing developments within the United States. The total investments in the limited partnership range between a total ownership percentage of 7.1% to 11.6% as of December 31, 1997. Echelon recorded losses of $1.5 million for the year ended December 31, 1997 under the equity method of accounting related to these investments.



     During 1997 and 1996, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing tax credit limited partnerships. Echelon has funded $13.4 million of these commitments as of December 31, 1997. The total commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated financial statements. The remaining commitments to be funded within one year and thereafter ($9.5 million and $2.9 million as of December 31, 1997 and $9.9 million and $2.9 million as of December 31, 1996) are included in current portion of funding for limited partnership investments and other long-term liabilities, respectively.

                       ECHELON INTERNATIONAL CORPORATION

(12) INCOME TAXES


     The components of the Company's income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 is as follows:



                                                       1997        1996         1995
                                                    ---------   ----------   ---------
                                                              (IN MILLIONS)
Components of income tax expense (benefit):
 Payable currently:
  Federal .......................................    $  8.9      $   4.2      $  32.4
  State .........................................       1.0           .6          4.7
                                                     ------      -------      -------
                                                        9.9          4.8         37.1
                                                     ------      -------      -------
 Deferred, net:
  Federal .......................................      (7.8)       (16.8)       (36.3)
  State .........................................      (1.3)        (2.2)        (5.7)
                                                     ------      -------      -------
                                                       (9.1)       (19.0)       (42.0)
                                                     ------      -------      -------
                                                         .8        (14.2)        (4.9)
Less: income tax expense (benefit) included under
    extraordinary item ..........................      (1.3)         1.3           --
                                                     ------      -------      -------
                                                     $  2.1      $ (15.5)     $  (4.9)
                                                     ======      =======      =======


     The provision for income taxes differs from income taxes computed at the statutory federal income tax rate for each of the above years. The primary differences between the statutory rates and the effective income tax rates are detailed as follows:



                                                                                1997         1996        1995
                                                                             ----------   ---------   ---------
                                                                                        (IN PERCENT)
Federal statutory income tax rate ........................................       35.0        35.0        35.0
State income taxes, net of federal tax benefit ...........................        2.0         2.4         6.5
Affordable housing limited partnership tax credits .......................      (11.2)         --          --
Rate difference on leveraged lease deferred tax reversals ................       (5.5)         .6         9.7
Investment tax credit differences ........................................       (2.5)         .1          .1
Non-deductible expenses ..................................................         .4        (4.4)         --
Other ....................................................................        (.1)         .3        (1.6)
                                                                                -----        ----        ----
Effective income tax rate before tax effect of extraordinary item ........       18.1        34.0        49.7
                                                                                =====        ====        ====

                       ECHELON INTERNATIONAL CORPORATION

(12) INCOME TAXES--(CONTINUED)
     The following summarizes the components of deferred tax liabilities and assets at December 31, 1997 and 1996:



                                                                   DECEMBER 31,
                                                               ---------------------
                                                                  1997        1996
                                                               ---------   ---------
                                                                   (IN MILLIONS)
Deferred tax liabilities:
 Difference in accounting for leveraged leases .............    $163.6      $179.4
 Depreciation ..............................................      14.3        13.0
 Joint venture for leasing aircraft equipment ..............       9.4         9.0
 Other .....................................................        .3          --
                                                                ------      ------
  Total deferred tax liabilities ...........................     187.6       201.4
                                                                ------      ------
Deferred tax assets:
 Impairment on long-lived assets ...........................      15.1         7.7
 Accrued book expenses .....................................       4.1         3.0
 Allowance for losses ......................................       9.6        21.1
 Difference in accounting for direct finance lease .........       2.1         1.6
 Other .....................................................       2.5         4.7
                                                                ------      ------
  Total deferred tax assets ................................      33.4        38.1
                                                                ------      ------
Net deferred tax liabilities ...............................     154.2       163.3
Less: Current portion of deferred income taxes .............       8.4         7.5
                                                                ------      ------
Net non-current deferred tax liabilities ...................    $145.8      $155.8
                                                                ======      ======


     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.



     As of December 31, 1997, income taxes receivable were $1.0 million and are included in other current assets on the Consolidated Balance Sheet. As of December 31, 1996, income taxes payable were $.1 million and are included in accounts payable and other liabilities on the Consolidated Balance Sheet.


(13) BUSINESS SEGMENTS


     The Company's principal business segments are "Real Estate" and "Leasing and Lending". Real Estate includes the development, ownership, and management of commercial office buildings, multi-family residential, and industrial properties, sale of development properties and marina and other operations. Leasing and Lending includes leveraged leases, an operating lease, a direct finance lease, and commercial finance loans. The airline industry is the primary industry included in Leasing and Lending.



     The Company is subject to the risks inherent in the development, ownership and management of commercial and multi-family residential real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the business industry, including creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

                       ECHELON INTERNATIONAL CORPORATION

(13) BUSINESS SEGMENTS--(CONTINUED)
     Business segment information for the years ended December 31, 1997, 1996 and 1995 is summarized below. No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 1997, 1996 or 1995.



                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                            ---------------------------------------
                                                                1997          1996          1995
                                                            -----------   -----------   -----------
                                                                         (IN MILLIONS)
Revenues:
 Real estate ............................................     $  21.5       $  40.5       $  18.2
 Leasing & lending ......................................        19.4          22.7          29.4
 Investment income ......................................         3.3            .1            --
                                                              -------       -------       -------
                                                              $  44.2       $  63.3       $  47.6
                                                              =======       =======       =======
Income (loss) before income taxes and extraordinary item:
 Real estate ............................................     $ (22.1)      $ (14.2)      $ (12.0)
 Leasing & lending ......................................        33.7         (30.6)          2.1
                                                              -------       -------       -------
                                                              $  11.6       $ (44.8)      $  (9.9)
                                                              =======       =======       =======
Identifiable assets:
 Real estate ............................................     $ 145.5       $ 146.5       $ 153.9
 Leasing & lending ......................................       265.2         334.0         400.2
 Cash and equivalents and marketable securities .........        49.8          63.3            .4
                                                              -------       -------       -------
                                                              $ 460.5       $ 543.8       $ 554.5
                                                              =======       =======       =======
Depreciation:
 Real estate ............................................     $   3.6       $   4.5       $   5.0
 Leasing & lending ......................................         1.1           1.1           1.4
                                                              -------       -------       -------
                                                              $   4.7       $   5.6       $   6.4
                                                              =======       =======       =======
Additions to leases, loans and real estate:
 Real estate ............................................     $  13.1       $   9.1       $   4.1
 Leasing & lending ......................................          --            --            --
                                                              -------       -------       -------
                                                              $  13.1       $   9.1       $   4.1
                                                              =======       =======       =======



(14) COMMITMENTS AND CONTINGENCIES


     The Company is currently involved in several developments and had outstanding construction commitments with contractors totaling $37.7 million at December 31, 1997.


     As of December 31, 1997, Echelon had a total of 10 contingent contracts or letters of intent, subject to the Company's final due diligence, to acquire land for the development of an estimated 2,600 multi-family residential units at an aggregate estimated development cost of $196.0 million.



     The Company is subject to regulation with respect to the environmental effects of its operations. The Company's disposal of hazardous waste through third party vendors may result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to

                       ECHELON INTERNATIONAL CORPORATION

(14) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company may be responsible for environmental cleanup at certain sites. Based on information currently available to the Company, Echelon estimates that its share of liability for cleaning up these sites ranges from $.1 million to $1.0 million, and it has reserved $.3 million for potential costs that management estimates to be probable. Management currently believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's results of operations, financial condition or liquidity.


     Through a previous partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by the former partnership. The contingent liability reduces over time as those who were residents at the time of the sale of the Company's interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were determined to be worthless, the Company could be liable for an additional $26.5 million as of December 31, 1997. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to the Company.


     As of December 31, 1997, the Company's cash balance included restricted cash of $1.5 million in support of a $1.5 million standby letter of credit.



(15) EXTRAORDINARY ITEM


     On December 30, 1997, Echelon refinanced a significant portion of the Company's debt (see note 6). The Company wrote off the related debt issuance costs of approximately $1.3 million and paid a prepayment penalty of $.4 million, resulting in an after tax extraordinary loss of $1.0 million. In addition, during 1997 the Company also wrote off debt issuance costs of approximately $1.5 million related to the early payment of principal on long-term debt, resulting in an after tax extraordinary loss of $.9 million.


     On September 30, 1996, Echelon extinguished debt and accrued interest that resulted in an after-tax extraordinary gain of $2.1 million. This gain was offset by a write-off of debt issuance costs of approximately $.4 million related to the early payment of principal on long-term debt, resulting in an after-tax extraordinary loss of $.3 million.


(16) RETIREMENT PLAN



     As of January 1, 1997, the Company implemented the Echelon International Employee Savings Plan ("Savings Plan") under Section 401(k) of the Internal Revenue Service Code (the "Code"), to which participants may contribute a percentage of their pay up to limits established by the Code. The Company may make discretionary contributions to the Savings Plan. Echelon did not contribute to the Savings Plan for the year ended December 31, 1997.



(17) FAIR VALUE OF FINANCIAL INSTRUMENTS


     The following disclosures of estimated fair value of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value.

                       ECHELON INTERNATIONAL CORPORATION

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)
Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


     CASH AND EQUIVALENTS, ACCOUNTS RECEIVABLE, INVENTORIES, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES--The carrying amounts approximate fair value due to the short maturity of these instruments.


     MARKETABLE SECURITIES--The fair value of marketable securities is estimated based on quoted market prices.


     LOANS RECEIVABLE--The fair value of loans receivable is estimated using discounted cash flows using rates at which similar loans would be made to borrowers with similar credit ratings.



     LONG-TERM DEBT AND COMMITMENTS FOR RECEIPT OF LONG-TERM DEBT OBLIGATIONS--The fair value of long-term debt and commitments for receipt of long-term debt obligations is estimated based on quoted market prices for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics. Certain prepayment penalties associated with the early repayment of long-term debt are not taken into consideration in determining fair value.



     In the opinion of management, the estimated fair value of financial instruments at December 31, 1997 and 1996 is as follows:



                                                          CARRYING AMOUNT         FAIR VALUE
                                                        -------------------   -------------------
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
                                                                      (IN MILLIONS)
Marketable securities ...............................    $42.0     $  --       $42.0     $  --
Real Estate Loans ...................................     42.1      83.8        40.5      85.4
Aircraft Loans ......................................      3.0        .7         3.0        .7
Long-term Debt ......................................     77.1     149.4        77.1     149.4
Off-Balance Sheet Instruments
  Commitments for receipt of long-term debt .........       --        --        34.0        --



     Disclosure of the fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

                       ECHELON INTERNATIONAL CORPORATION

(18) QUARTERLY DATA (UNAUDITED)


     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996:


                                                               THREE MONTHS ENDED
                                             ------------------------------------------------------
                                              MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                             ----------   ---------   --------------   ------------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1997
Revenue ..................................     $ 15.1      $   9.4        $ 10.5          $  9.2
Income before extraordinary item .........        4.7          1.4           1.4             2.0
Net income ...............................        3.9          1.4           1.3             1.0
Basic and diluted earnings per common
share ....................................        .57          .21           .19             .15
Common stock price per share:
 High ....................................      19.50        23.00         24.75           25.13
 Low .....................................      14.75        18.25         20.56           20.81
------------------------------------------     ------      -------        ------          ------
1996
Revenue ..................................     $  9.7      $  17.9        $ 21.0          $ 14.7
Loss before extraordinary item ...........        (.8)       (19.4)         (3.6)           (5.5)
Net loss .................................        (.8)       (19.4)         (1.5)           (5.8)
Loss per common share ....................       (.12)       (2.99)         (.23)           (.89)
Common stock price per share:
(trading began on December 9, 1996)
 High ....................................         --           --            --           16.38
 Low .....................................         --           --            --              13
------------------------------------------     ------      -------        ------          ------

     Revenues include a $4.1 million gain related to the sale of a loan receivable in the quarter ended March 31, 1997. Revenues also include investment income of $.7 million, $.9 million, $.8 million and $.9 million for the quarters ended March 31, June 30, September 30 and December 31, 1997, respectively.


     Revenues include real estate sales of $6.6 million, $11.6 million and $3.6 million for the quarters ended June 30, September 30 and December 31, 1996, respectively. The net loss for the three months ended June 30, 1996 included a provision of $29.2 million for losses anticipated to be incurred on the sale of non-strategic assets in order to pay the remaining debt to the Company's former parent. The net loss for the three months ended December 31, 1996 included $10.2 million for expenses to complete the spin-off from Echelon's former parent.

                         INDEPENDENT AUDITORS' REPORT



To the Venturers of
Progress Potomac Capital Ventures:


     We have audited the accompanying balance sheets of Progress Potomac Capital Ventures as of December 31, 1997 and 1996, and the related statements of income, changes in joint venturers' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progress Potomac Capital Ventures as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP



St. Petersburg, Florida
March 10, 1998

                       PROGRESS POTOMAC CAPITAL VENTURES

                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996


                                                                          1997             1996
                                                                     --------------   --------------
                                ASSETS
Cash .............................................................    $     1,462      $    49,816
Jet engines, net of accumulated depreciation of $2,703,948 in 1997
  and $2,259,948 in 1996..........................................      2,496,052        2,940,052
Direct financing lease--Continental Airlines .....................     43,487,086       50,473,410
Restricted cash ..................................................      1,312,764        1,286,502
Notes receivable from Continental Airlines .......................             --        7,103,922
                                                                      -----------      -----------
   Total Assets ..................................................    $47,297,364      $61,853,702
                                                                      ===========      ===========
               LIABILITIES AND JOINT VENTURERS' CAPITAL
Accrued expenses .................................................    $    15,000      $    15,000
Maintenance deposits .............................................      1,312,764        1,286,502
                                                                      -----------      -----------
   Total Liabilities .............................................      1,327,764        1,301,502
Joint Venturers' Capital:
  Echelon ........................................................     22,984,800       30,276,100
  Potomac ........................................................     22,984,800       30,276,100
                                                                      -----------      -----------
   Total Joint Venturers' Capital ................................     45,969,600       60,552,200
                                                                      -----------      -----------
   Total Liabilities and Joint Venturers' Capital ................    $47,297,364      $61,853,702
                                                                      ===========      ===========

           The accompanying notes are an integral part of these financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                        1997            1996            1995
                                   -------------   -------------   -------------
REVENUES:
 Finance lease revenue .........    $4,220,780      $4,826,177      $5,379,114
 Rental income .................       795,144         795,144         741,046
 Interest income ...............       719,013         430,673         219,650
                                    ----------      ----------      ----------
                                     5,734,937       6,051,994       6,339,810
EXPENSES:
 Administration fee ............        60,000          60,000          60,000
 Depreciation ..................       444,000         444,000         444,000
 Other .........................         3,007           3,000           3,000
                                    ----------      ----------      ----------
                                       507,007         507,000         507,000
                                    ----------      ----------      ----------
NET INCOME .....................    $5,227,930      $5,544,994      $5,832,810
                                    ==========      ==========      ==========

           The accompanying notes are an integral part of these financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

               STATEMENTS OF CHANGES IN JOINT VENTURERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                          ECHELON INTERNATIONAL     POTAMAC CAPITAL
                                               CORPORATION            CORPORATION
                                             CAPITAL ACCOUNT        CAPITAL ACCOUNT         TOTAL
                                         -----------------------   -----------------   ---------------
Balance December 31, 1994 ............        $ 34,529,589           $ 34,529,589       $  69,059,178
  Net income .........................           2,916,405              2,916,405           5,832,810
  Cash distributions .................          (4,266,872)            (4,266,872)         (8,533,744)
                                              ------------           ------------       -------------
Balance December 31, 1995 ............          33,179,122             33,179,122          66,358,244
  Net income .........................           2,772,497              2,772,497           5,544,994
  Cash distributions .................          (5,675,519)            (5,675,519)        (11,351,038)
                                              ------------           ------------       -------------
Balance December 31, 1996 ............          30,276,100             30,276,100          60,552,200
  Net income .........................           2,613,965              2,613,965           5,227,930
  Cash distributions .................          (6,917,813)            (6,917,813)        (13,835,626)
  Non-cash dividend ..................          (2,987,452)            (2,987,452)         (5,974,904)
                                              ------------           ------------       -------------
Balance at December 31, 1997 .........        $ 22,984,800           $ 22,984,800       $  45,969,600
                                              ============           ============       =============

           The accompanying notes are an integral part of these financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                             1997              1996              1995
                                                       ---------------   ---------------   ---------------
Cash flows from operating activities:
 Net income ........................................    $   5,227,930     $   5,544,994     $  5,832,810
 Adjustments to reconcile noncash items:
  Depreciation .....................................          444,000           444,000          444,000
  Amortization of unearned lease income, net .......       (4,220,780)       (4,826,177)      (5,379,114)
  Changes in assets and liabilities:
   Restricted cash .................................          (26,262)          (28,188)        (430,689)
   Other receivable ................................               --           222,660          284,743
   Unearned income .................................               --          (198,786)          13,525
   Maintenance deposits ............................           26,262            28,188          430,689
                                                        -------------     -------------     ------------
    Net cash provided by operating activities.......        1,451,150         1,186,691        1,195,964
Cash flows from investing activities:
 Proceeds from collections of leases ...............       11,207,104         9,066,104        6,496,905
 Proceeds from collections of notes receivable .....        1,129,018           947,816          854,408
                                                        -------------     -------------     ------------
    Net cash provided by investing activities.......       12,336,122        10,013,920        7,351,313
Cash flows from financing activities:
 Distributions to Venturers ........................      (13,835,626)      (11,351,038)      (8,533,744)
                                                        -------------     -------------     ------------
    Net increase (decrease) in cash ................          (48,354)         (150,427)          13,533
Cash at beginning of year ..........................           49,816           200,243          186,710
                                                        -------------     -------------     ------------
Cash at end of year ................................    $       1,462     $      49,816     $    200,243
                                                        =============     =============     ============

Supplemental disclosure of noncash investing and financing activities:


   In 1997, the venture distributed a total of $5,974,904 of notes receivable to Potomac Capital Corporation and Echelon International Corporation. Each venturers' portion of the distribution equaled $2,987,452.



















          The accompanying notes are an integral part of these financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

                         NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS AND PRINCIPLES OF PRESENTATION


     Progress Potomac Capital Ventures ("PPCV") is a joint venture, formed in February 1988, between Echelon International Corporation ("Echelon"), successor to Progress Credit Corporation, and Potomac Capital Corporation ("Potomac"). The purpose of the formation of the joint venture is to purchase, lease, and finance aircraft and aircraft equipment. The joint venture is controlled 50/50 and the venturers must unanimously agree to all decisions. The income or loss generated in each fiscal year is distributed annually based upon the pro-rata share of each venturer's capital accounts as of the end of the respective fiscal year. The joint venture will be dissolved in 2027, unless all assets owned by the joint venture are sold or disposed of prior to this date or by agreement by the venturers.


     PPCV's operations consist of a direct finance lease and an operating lease. The direct finance lease involves two DC10-30s that are currently on lease to Continental Airlines ("Continental"). The lease was initiated in February of 1990 and expires in February of 2002. In 1992, Echelon and Potomac agreed to revise the terms with Continental pursuant to which Continental issued a deferred rent note for 4 months of deferred rent (including interest) to be paid back over 48 months. This note earned interest at 10.42% annually. Again in 1995, both parties agreed to revise the terms of the Continental lease by deferring a portion of the rent payable for 16 months, retroactive to February 1995, and issuing another deferred rent note specific to the 1995 deferment. This note earns interest at 8% annually and required monthly payments of principal and interest. Both of these notes were either repaid or distributed to the venturers in 1997 (see note 3).


     The operating lease involves two CFM-56 jet engines leased to America West. The lease expired on December 31, 1997 (see note 4). As part of the leasing arrangement with America West, America West is required to make payments to PPCV in order to provide a maintenance and repair reserve for the engines. The funds deposited are recorded as restricted cash as PPCV can only use the funds for maintenance and repair. The funds are also recorded by PPCV as an other liability as any excess funds will be returned to America West upon termination of the lease.


     Aircraft and aircraft equipment leasing involves numerous risks, including risks stemming from the obsolescence or physical deterioration of aircraft or equipment and the possibility of defaults by lessees. In addition, fluctuations in general business and economic conditions, the adoption of restrictive regulations and legislation, changes in consumer demand for air travel, fluctuations in fuel prices and other factors over which the lessors of aircraft have no control could be expected to adversely affect the supply and demand of the aircraft or aircraft leases and may cause cost increases related to the leasing of aircraft that cannot be offset by increased revenues. The current market values for aircraft and related equipment have stabilized and in many instances increased, as a result of the overall recent improvement in the airline industry.


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

                       PROGRESS POTOMAC CAPITAL VENTURES

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) DEPRECIATION


     The jet engines are depreciated on a straight-line basis over sixteen years.



INCOME TAXES


     The joint venture is not a taxable entity. The taxable income is passed through to each of the venturers as income allocated according to the joint venture agreement.



LOANS RECEIVABLE


     The joint venture accounts for loans receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for the Impairment of a Loan, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These standards require the joint venture to compute present values for impaired loans when determining the allowance for credit losses.



IMPAIRED ASSETS


     The joint venture adopted SFAS No. 121, "Accounting for the Impairment of the Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. This standard requires that long lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of the asset. There was no impact on earnings upon adoption of SFAS No. 121.



(2) DIRECT FINANCING LEASE



     The following lists the components of the net investment in the direct financing lease as of December 31:


                                                                  1997               1996
                                                            ----------------   ----------------
Minimum lease payments receivable .......................    $  46,542,435      $  57,749,539
Initial direct cost .....................................          622,428            841,261
Estimated residual value of the leased property .........        7,800,000          7,800,000
Less unearned income ....................................      (11,477,777)       (15,917,390)
                                                             -------------      -------------
Net investment in direct finance lease ..................    $  43,487,086      $  50,473,410
                                                             =============      =============

                       PROGRESS POTOMAC CAPITAL VENTURES

(2) DIRECT FINANCING LEASE--(CONTINUED)
     At December 31, 1997, the future minimum lease receipts for each of the succeeding five years and thereafter are as follows:




       1998 ...............    $11,207,104
       1999 ...............     11,207,104
       2000 ...............     11,207,104
       2001 ...............     11,207,104
       2002 ...............      1,646,644
       Thereafter .........         67,375
                               -----------
       Total ..............    $46,542,435
                               ===========

(3) NOTES RECEIVABLE


     In March 1997, Continental paid off the deferred rent note related to 1992. In September 1997, the deferred rent note relating to 1995 was distributed to each of the venturers. The balance at the time of distribution was $5,974,904, which included $401,483 of accrued interest. Continental subsequently paid to Potomac Capital Corporation their portion of the note, which equaled $2,987,452, and issued a new note to Echelon International Corporation for the balance.


(4) SUBSEQUENT EVENT


     In January 1998, PPCV sold to Willis Lease Finance Corporation the two CFM-56 jet engines on operating lease with America West for $5,700,000 cash, at a gain of $3,203,948.

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


ITEM 11. EXECUTIVE COMPENSATION


     Information required by this Item is included under the headings "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Employment Agreements" in Echelon's Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information required by this Item is included under the heading "Security Ownership" in Echelon's Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information required by this Item is included under the heading "Certain Relationships and Related Transactions" in Echelon's Proxy Statement and is incorporated herein by reference.


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


        Echelon International Corporation


        Progress Potomac Capital Ventures


   2. The following Financial Statement Schedules are included herein:


      II--Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995


      III--Real Estate and Accumulated Depreciation as of December 31, 1997


     IV--Mortgage Loans on Real Estate as of December 31, 1997

                                     III-1

     3. The following Exhibits are filed herewith:




 EXHIBIT
  NUMBER                                            DESCRIPTION
---------   ------------------------------------------------------------------------------------------
Documents executed in consideration of the $45.0 million Northwestern Mutual Life Insurance
Company loan, dated December 30, 1997:
 4.1        Note Severance (Splitter Agreement) (Loan No. C-332156);
 4.2        Promissory Note (A1) (Loan No. C-332156);
 4.3        Promissory Note (A2) (Loan No. C-332156);
 4.4        Amendment, Renewal and Restatement of Note (Loan No. C-332156);
 4.5        Restatement of Mortgage and Security Agreement (Loan No. C-332156) ;
 4.6        Absolute Assignment of Leases and Rents (Loan No. C-332156);
 4.7        Statement of Loan Closing Costs and Payments (Loan No. C-332156);
 4.8        Side Letter dated December 29, 1997 regarding construction of leases (Loan No. C-332156);
 4.9        Environmental Indemnity Agreement (Loan No. C-332156);
Other Exhibits:
10          Employment Agreement for Julio A. Maggi dated January 5, 1998
11.1        Indemnification Agreement for Board Member--Jonathan Blum
11.2        Indemnification Agreement for Board Member--W. Michael Doramus
11.3        Indemnification Agreement for Board Member--L. Raymond Eastin
11.4        Indemnification Agreement for Board Member--Darryl A. LeClair
11.5        Indemnification Agreement for Board Member--Thomas W. Mahr
11.6        Indemnification Agreement for Board Member--Joseph H. Richardson
23          Consent of Independent Auditors to the incorporation by reference of their report on the consolidated financial statements into the following registration statements of Echelon
            International Corporation; Form S-8 (No. 333-18171) Form S-8 (No. 333-18175), Form S-8
            (No. 333-18177) and Form S-8 (No. 333-18179), relating to the Long-Term Incentive Plan,
            Non-Employee Directors' Plan, 1996 Employee Stock Purchase Plan and the 1996 Stock
            Option Plan
27          Financial Data Schedule of Echelon


     (b) Reports on Form 8-K:


     During the fourth quarter of the year ended December 31, 1997, Echelon International Corporation filed the following report on Form 8-K:


     Form 8-K dated October 1, 1997, reporting under Item 5 "Other Events" related to W. Michael Doramus joining Echelon as Executive Vice President. Mr. Darryl A. LeClair, Echelon's President and Chief Executive Officer, assumed the position as Chairman. Mr. Doramus remains on the Board.


                                     III-2

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ECHELON INTERNATIONAL CORPORATION


       By:   /s/ DARRYL A. LECLAIR

                               Darryl A. LeClair
                                   President


March 31, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         NAME AND SIGNATURE                        TITLE                      DATE
-----------------------------------   -------------------------------   ---------------
/s/ DARRYL A. LECLAIR                 President, Chief Executive        March 31, 1998
                                      Officer and Chairman of
               Darryl A. LeClair
                                      the Board
         Principal Executive Officer
/s/ LARRY J. NEWSOME                  Senior Vice President, Chief      March 31, 1998
                                      Financial Officer, Secretary
                Larry J. Newsome
                                      and Treasurer
         Principal Financial Officer
/s/ JAMES R. HOBBS, JR.               Vice President and Controller     March 31, 1998
              James R. Hobbs, Jr.
        Principal Accounting Officer
/s/ JONATHAN BLUM                     Director                          March 31, 1998
             Jonathan Blum
/s/ W. MICHAEL DORAMUS                Director                          March 31, 1998
              W. Michael Doramus
/s/ L. RAYMOND EASTIN                 Director                          March 31, 1998
               L. Raymond Eastin
/s/ THOMAS W. MAHR                    Director                          March 31, 1998
              Thomas Mahr
/s/ JOSEPH H. RICHARDSON              Director                          March 31, 1998
             Joseph H. Richardson





                                     III-3

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders of
Echelon International Corporation:


     Under the date of March 10, 1998, we reported on the consolidated balance sheets of Echelon International Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.


     In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        KPMG Peat Marwick LLP




St. Petersburg, Florida
March 10, 1998

                       ECHELON INTERNATIONAL CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)



                                                                    ADDITIONS
                                                                    CHARGED TO
                                                                    (CREDITED
                                                     BALANCE AT      AGAINST)       DEDUCTIONS                 BALANCE AT
                                                      BEGINNING     COSTS AND          FROM                      END OF
                                                      OF PERIOD      EXPENSES        RESERVES      OTHER (A)     PERIOD
                                                    ------------ --------------- ---------------- ----------- -----------
Year Ended December 31, 1997:
 Allowance for losses on loans and leases .........   $  20.1     $  --           $   --          $   --      $ 20.1
 Allowance for assets held for sale ...............      36.1       --            ( 36.1)(b)          --         --
 Allowance for doubtful accounts ..................        .3       --            (   .2)             --         .1
Year Ended December 31, 1996:
 Allowance for losses on loans and leases .........   $  32.0     $ 2.3(b)        $   --          $(14.2)     $ 20.1
 Allowance for assets held for sale ...............        --     21.5 (b)           --             14.6       36.1
 Allowance for doubtful accounts ..................       1.0       --            (   .7)             --         .3
Year Ended December 31, 1995:
 Allowance for losses on loans and leases .........   $  33.7     $ 5.0           $  (6.7)        $   --      $ 32.0
 Allowance for losses on real estate ..............      16.8      1.2 (b)        ( 18.0)(c)          --         --
 Allowance for doubtful accounts ..................        .9       .1               --               --        1.0


---------------------

(a) Represents a balance sheet transfer between the allowance for losses on loans and leases and the allowance for losses on assets held for sale of $14.6 million and a $.4 million transfer from investment in unconsolidated partnerships.

(b) Reconciliation of provision for losses charged to operations:




                                                         1997         1996         1995
                                                     -----------   ----------   ---------
      Amounts charged to (deducted from)
       allowance account .........................     $ (36.1)     $  23.8      $  1.2
      Amount charged directly to real estate asset
       account due to impairment .................        19.0          7.6          .8
                                                       -------      -------      ------
      Net book value of assets held for sale at
       date of disposal ..........................        16.4           --          --
        Total provision (recovery) charged
          to operations ..........................     $   (.7)     $  31.4      $  2.0
                                                       =======      =======      ======


(c) Reserve was eliminated through the writedown of assets due to impairment.

                       ECHELON INTERNATIONAL CORPORATION

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1997
                                 (IN MILLIONS)



                                                                                              GROSS CARRYING VALUE
                                       INITIAL COSTS                                          AT DECEMBER 31, 1997
                                 -------------------------      COSTS                 ------------------------------------
                                                            CAPLITALIZED
                                              BUILDINGS &   SUBSEQUENT TO  IMPAIRMENT              BUILDINGS &
REAL ESTATE                         LAND     IMPROVEMENTS    ACQUISITION   WRITE-DOWN    LAND     IMPROVEMENTS     TOTAL
-------------------------------- ---------- -------------- -------------- ----------- ---------- -------------- ----------
REAL ESTATE HELD FOR AND UNDER
  DEVELOPMENT                                                                    (A)
St. Petersburg, Florida:
 Ninth Street Property .........  $   5.4    $  --            $   5.6       $  (2.8)   $   5.4      $  2.8      $   8.2
 4th Street Property ...........      2.5       --                1.0         ( 1.9)       1.6          --         1.6
 Carillon Park .................     15.6       --               11.1         ( 2.8)      23.9          --        23.9
 McNulty Station ...............       --       --                 .3            --         --          .3          .3
 Bayboro Station ...............       --       --                 .7            --         --          .7          .7
Gainesville, Florida:
 Progress Center Land ..........       .6       --                2.9         ( 3.3)        .2          --          .2
Miscellaneous ..................       --       --                 .6            --         .6          --          .6
                                  -------    -----            -------       -------    -------      ------      -------
Sub-Total ......................     24.1       --               22.2         (10.8)      31.7         3.8        35.5
                                  -------    -----            -------       -------    -------      ------      -------
INCOME PRODUCING
Office and Industrial Buildings
St. Petersburg, Florida:
 Barnett Tower .................      3.6       --               47.8         (14.0)       3.6        33.8        37.4
 SouthCore Commercial ..........       --     2.4                  --            --         --         2.4         2.4
 McNulty Station ...............      1.6     1.5                 7.0         ( 2.3)       2.0         5.8         7.8
 Bayboro Station ...............      2.8      .9                 2.1         ( 1.2)       2.6         2.0         4.6
 3rd & 3rd .....................       .3      --                 2.3            --         .8         1.8         2.6
 100 Carillon ..................      1.5      --                 6.6            --        1.5         6.6         8.1
Tampa, Florida:
 7th Avenue ....................      1.4      --                 4.2         (  .9)       1.4         3.3         4.7
 Progress Packaging ............       .4     1.2                  --            --         .4         1.2         1.6
Tallahassee, Florida:
 Highpoint Center ..............       .8      --                13.3            --         .8        13.3        14.1
Gainesville, Florida:
 Progress Center ...............       .3      --                 8.3         ( 4.5)        .3         3.8         4.1
Miscellaneous ..................       .1      .2                  .8            --         .1         1.0         1.1
                                  -------   ------            -------       -------    -------      ------      -------
Sub-Total ......................     12.8     6.2                92.4         (22.9)      13.5        75.0        88.5
                                  -------   ------            -------       -------    -------      ------      -------
DOCKAGE AND MARINE SERVICES
St. Petersburg, Florida:
 Harborage Marina ..............      1.7     4.4                10.6         ( 9.1)       1.7         5.9         7.6
                                  -------   ------            -------       -------    -------      ------      -------
Grand Total ....................  $  38.6   $ 10.6            $ 125.2       $ (42.8)   $  46.9      $ 84.7      $ 131.6
                                  =======   ======            =======       =======    =======      ======      =======


---------------------
(A) See "Notes to Schedule III--Real Estate and Accumulated Depreciation."

                       ECHELON INTERNATIONAL CORPORATION

                            AS OF DECEMBER 31, 1997
                                 (IN MILLIONS)




                                               ACCUMULATED     CONSTRUCTION       YEAR
REAL ESTATE                                   DEPRECIATION         YEAR         ACQUIRED
------------------------------------------   --------------   --------------   ----------
REAL ESTATE HELD FOR AND UNDER DEVELOPMENT
St. Petersburg, Florida:
 Ninth Street Property ...................   $   --                n/a            1991
 4th Street Property .....................       --                n/a            1993
 Carillon Park ...........................       --                n/a            1990
Gainesville, Florida:
 Progress Center Land ....................       --                n/a            1984
Miscellaneous ............................       --                n/a            n/a
                                             ------
Sub-Total ................................       --
                                             ------
INCOME PRODUCING
Office and Industrial Buildings
St. Petersburg, Florida:
 Barnett Tower ...........................    ( 1.5)              1990            1986
 McNulty Station .........................    (  .3)            1984-1988      1983-1996
 Bayboro Properties ......................    ( 1.6)               n/a         1984-1985
 3rd & 3rd ...............................    (  .6)              1984            1993
 100 Carillon ............................    ( 1.7)              1987            1994
Tampa, Florida:
 7th Avenue ..............................    ( 1.3)              1986            1986
 Progress Packaging ......................    (  .5)              1993            1993
Tallahassee, Florida:
 Highpoint Center ........................    ( 4.1)              1990            1995
Gainesville, Florida:
 Progress Center .........................    (  .2)            1984-1988         1984
 Miscellaneous ...........................    (  .1)               n/a            n/a
                                             ------
Sub-Total ................................    (11.9)
                                             ------
DOCKAGE AND MARINE SERVICES
St. Petersburg, Florida:
 Harborage Marina ........................    ( 4.6)            1984-1988         1984
                                             ------
Grand Total ..............................   $(16.5)
                                             ======

                       ECHELON INTERNATIONAL CORPORATION

                            AS OF DECEMBER 31, 1997
                                 (IN MILLIONS)


(A) Impairment writedown is based on management's estimate of fair value of assets determined to be impaired.

(B) The aggregate cost for Federal income tax purposes is $ 157.2 million at December 31, 1997.

(C) Reconciliation:



                                                                     1997          1996          1995
                                                                 -----------   -----------   -----------
      REAL ESTATE
      Balance at beginning of period .........................    $  154.2      $  173.6      $  158.3
       Additions:
        Acquisitions and Improvements ........................        13.1           4.7          17.0
       Deductions:
        Cost of Real Estate Sold .............................          --        ( 20.8)       (  1.7)
        Writedown of Assets Due to Impairment and
          Disposal of Assets .................................      ( 35.7)           --            --
        Transfer to Assets Held for Sale .....................          --        (  3.3)           --
                                                                  --------      --------      --------
      Balance at end of period ...............................    $  131.6      $  154.2      $  173.6
                                                                  ========      ========      ========
      ACCUMULATED DEPRECIATION
      Balance at beginning of period .........................    $   29.3      $   26.2      $   19.4
       Additions:
        Depreciation .........................................         3.6           4.1           4.8
        Other ................................................          --            --           3.1
       Deductions:
        Accumulated Depreciation of Real Estate Sold .........          --            --        (  1.1)
        Transfer to Assets Held for Sale .....................          --        (  1.0)           --
        Accumulated Depreciation Write-down Due to
          Impairment and Disposal of Assets ..................      ( 16.4)           --            --
                                                                  --------      --------      --------
      Balance at end of period ...............................    $   16.5      $   29.3      $   26.2
                                                                  ========      ========      ========

                       ECHELON INTERNATIONAL CORPORATION

                  SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE

                            AS OF DECEMBER 31, 1997
                             (DOLLARS IN MILLIONS)




                                                FINAL                                TOTAL FACE   CARRYING
                                               MATURITY       PERIODIC       PRIOR    AMOUNT OF   AMOUNT OF
DESCRIPTION                   INTEREST RATE      DATE       PAYMENT TERMS    LIENS    MORTGAGES   MORTGAGES
---------------------------- --------------- ----------- ------------------ ------- ------------ ----------
First Mortgage Loans--
 Office Buildings:
 Madison Building .......... Prime + .75%    Nov. 1998   Varying amounts     $ --     $  4.1      $  3.3
                                                         with $3.1 balloon
 Vine Street Investors--
   Capital View I .......... Prime + .75%    Oct. 1998   $5.8 balloon           --       5.8         5.8
 Vine Street Investors--
   Capital View II ......... Prime + .75%    Dec. 1999   $5.0 balloon           --       5.0         5.0
 Vine Street Associates--
   Town Square VI .......... Prime + .75%     May 2001   $4.5 balloon           --       4.5         4.5
                                                                                                   -----
                                                                                --      19.4        18.6
                                                                             -----    ------      ------
Industrial Property:
 Marquardt Company ......... Prime + 2%      Dec. 1998   $23.5 balloon          --      35.0        23.5
                                                                             -----    ------      ------
                                                                             $ --     $ 54.4      $ 42.1
                                                                             =====    ======      ======


---------------------
(A) At December 31, 1997 and 1996, there were no loans subject to delinquent principal or interest.

(B) Reconciliation of the carrying amount of mortgage loans to total carrying amount of mortgages:


                                              1997          1996          1995
                                           ----------   -----------   -----------
      Beginning balance ................    $  87.9      $  110.9      $  122.5
      New mortgage loans ...............         --            --            --
      Collections of principal .........      (45.8)       ( 23.0)       ( 11.6)
                                            -------      --------      --------
       Ending balance ..................    $  42.1      $   87.9      $  110.9
                                            =======      ========      ========

  Total amount of mortgages extended as of December 31, 1997 is $23.5 million.


(C) The aggregate cost for Federal income tax purposes is $48.8 million at December 31, 1997.