Form 10-Q
period 1998-03-31
ECHELON INTERNATIONAL CORP
filed 1998-05-15
CIK 1023275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10-Q

[X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

                          Commission File No 001-12211

                        ECHELON INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                 59-2554218
        ------------------------                   ----------------------
        (State of incorporation)                      (I.R.S. Employer
                                                   Identification Number)
     ONE PROGRESS PLAZA, SUITE 1500
      ST. PETERSBURG, FLORIDA 33701               TELEPHONE (813) 803-8200
----------------------------------------      -------------------------------
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

     Common stock, par value $.01 per share, 6,809,344 shares, as of May 13,
1998

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ECHELON INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                      1998              1997
                                                                                                      ----              ----
                                                                                                   (UNAUDITED)
                                                                                               (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                               ASSETS
REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
Real estate, net (Note 2) ................................................................          $  126.7         $  115.1
Aircraft under operating lease (net of accumulated depreciation of $8.7 and $8.4 million,
    respectively) ........................................................................               3.8              4.1
Leases and loans receivable, net .........................................................             186.2            196.3
Investments in and advances to unconsolidated partnerships (Note 5) ......................              44.5             47.2
                                                                                                    --------         --------

                                                                                                       361.2            362.7
                                                                                                    --------         --------

ASSETS HELD FOR SALE .....................................................................               2.5              2.5
                                                                                                    --------         --------
CURRENT ASSETS:
Cash and equivalents (includes restricted deposits of $1.5 million in 1997) ..............              16.5              7.8
Marketable securities ....................................................................              34.5             42.0
Accounts receivable, net .................................................................               1.2              1.2
Current portion of leases and loans receivable ...........................................              41.6             39.8
lnventories, at cost .....................................................................                .9              1.1
Other ....................................................................................                .8              1.7
                                                                                                    --------         --------

                                                                                                        95.5             93.6
                                                                                                    --------         --------

OTHER NON-CURRENT ASSETS .................................................................               1.8              1.7
                                                                                                    --------         --------

          Total assets ...................................................................          $  461.0         $  460.5
                                                                                                    ========         ========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and other liabilities ...................................................          $    6.8         $    6.1
Income taxes payable .....................................................................               1.5             --
Accounts and interest payable to former parent ...........................................               1.3              1.3
Current portion of funding for limited partnership investments (Note 5) ..................               4.7              9.5
Current portion of deferred income taxes .................................................              10.3              8.4
Current portion of long-term debt (Note 3) ...............................................              12.5             12.2
                                                                                                    --------         --------

          Total current liabilities ......................................................              37.1             37.5

LONG-TERM DEBT (Note 3) ..................................................................              65.8             64.9
DEFERRED INCOME TAXES ....................................................................             141.8            145.8
OTHER LIABILITIES ........................................................................               3.2              3.2

COMMITMENTS AND CONTINGENCIES (Note 7) ...................................................
                                                                                                    --------         --------
          Total liabilities ..............................................................             247.9            251.4
                                                                                                    --------         --------

STOCKHOLDERS' EQUITY (Note 4)
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued ...............              --               --
Common stock, $.01 par value, 25,000,000 shares authorized, 6,876,020 issued and 6,803,082
   outstanding in 1998, and 6,785,241 issued and 6,716,722 outstanding in 1997............                .1               .1
Additional paid in capital ...............................................................             281.5            279.5
Retained deficit .........................................................................             (67.1)           (70.5)
Unrealized gain on available-for-sale securities, net of tax .............................               1.1              1.5
Treasury stock, at cost (72,938 shares in 1998 and 68,519 shares in 1997) ................              (1.6)            (1.5)
Unearned compensation ....................................................................               (.9)            --
                                                                                                    --------         --------

          Total stockholders' equity .....................................................             213.1            209.1
                                                                                                    --------         --------

          Total liabilities and stockholders' equity .....................................          $  461.0         $  460.5
                                                                                                    ========         ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                               ----------------------
                                                                                               1998              1997
                                                                                               ----              ----
                                                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                                     (UNAUDITED)
SALES AND REVENUES:
Real estate operations:
     Rental, other operations and marina revenues ..................................          $    4.6         $    5.7
     Sale of development properties ................................................               2.7               .3
     Equity in losses of limited partnership investments ...........................               (.5)             (.5)
Leasing and lending operations:
     Earned income on finance and operating leases .................................                .9              1.0
     Interest income ...............................................................               1.1              2.2
     Equity in earnings of unconsolidated partnerships .............................               2.1              1.6
     Gain on sale of loans .........................................................              --                4.1
Investment income and realized gain on sale of investments .........................               2.3               .7
                                                                                              --------         --------

                                                                                                  13.2             15.1
                                                                                              --------         --------

OPERATING EXPENSES:
Rental, other operations and marina expenses .......................................               2.5              4.0
Cost of development properties sold ................................................               1.6               .3
Depreciation .......................................................................               1.3              1.2
Interest expense, net of amounts capitalized .......................................               1.4              2.7
Marketing and other administrative .................................................               2.9              2.8
Other (income) expenses, net .......................................................              --               (1.6)
                                                                                              --------         --------

                                                                                                   9.7              9.4
                                                                                              --------         --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..................................               3.5              5.7

INCOME TAX EXPENSE .................................................................                .1              1.0
                                                                                              --------         --------

INCOME BEFORE EXTRAORDINARY ITEM ...................................................               3.4              4.7
EXTRAORDINARY ITEM:
    Loss on extinguishment of debt, net of income tax benefit of $.5 million
      in 1997 ......................................................................              --                (.8)
                                                                                              --------         --------

NET INCOME .........................................................................          $    3.4         $    3.9
                                                                                              ========         ========

Earnings per common share - basic and diluted:
     Income before extraordinary item ..............................................          $     .50        $     .69
     Extraordinary item, net of tax ................................................              --                (.12)
                                                                                              --------         --------

     Net income per common share ...................................................          $     .50        $     .57
                                                                                              ========         ========

Weighted average shares of common stock outstanding (basic and diluted) ............               6.8              6.8
                                                                                              ========         ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             THREE MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                       -----------------------
                                                                                                         1998           1997
                                                                                                       -------         -------
                                                                                                     (IN MILLIONS)

                                                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
     Net income .............................................................................          $   3.4         $   3.9
     Adjustment to reconcile net income to cash provided by (used in) operating activities:
         Depreciation and amortization of financing costs ...................................              1.4             1.5
         Extraordinary loss on extinguishment of debt .......................................             --                .8
         Deferred income taxes ..............................................................             (2.1)           (2.1)
         Amortization related to finance leases .............................................              (.7)            (.2)
         Stock-based compensation expense ...................................................               .7              .4
         Gain on sale of assets .............................................................             (2.6)           (4.2)
         Equity in income of unconsolidated partnerships, net ...............................             (1.6)           (1.1)
         Changes in working capital:
              Accounts payable and other liabilities ........................................              2.9             (.5)
              Other working capital changes .................................................              1.1              .9
         Other ..............................................................................              (.2)             .1
                                                                                                       -------         -------

                                                                                                           2.3             (.5)
                                                                                                       -------         -------

INVESTING ACTIVITIES:
     Purchases of marketable securities .....................................................             (7.3)          (40.0)
     Proceeds from sales of marketable securities ...........................................             15.6            --
     Proceeds from sales and collections of leases and loans ................................              9.0            43.5
     Real estate property additions .........................................................            (14.0)           (1.5)
     Net proceeds from sales of real estate properties ......................................              2.5              .4
     Contributions to unconsolidated partnerships ...........................................             (4.8)           (4.2)
     Distributions from unconsolidated partnerships .........................................              4.3             6.1
                                                                                                       -------         -------

                                                                                                           5.3             4.3
                                                                                                       -------         -------

FINANCING ACTIVITIES:
     Issuance of long-term debt .............................................................              3.1            --
     Repayment of long-term debt ............................................................             (1.9)          (43.5)
     Purchase of treasury stock .............................................................              (.1)           --
                                                                                                       -------         -------

                                                                                                           1.1           (43.5)
                                                                                                       -------         -------

Net increase (decrease) in cash and equivalents .............................................              8.7           (39.7)

BEGINNING CASH AND EQUIVALENTS ..............................................................              7.8            63.3
                                                                                                       -------         -------

ENDING CASH AND EQUIVALENTS .................................................................          $  16.5         $  23.6
                                                                                                       =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest, net of amounts capitalized ...............................................          $   1.3         $   2.0
                                                                                                       =======         =======
         Income taxes (net of refunds) ......................................................          $    .1         $    .3
                                                                                                       =======         =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING &
     FINANCING ACTIVITIES:
         Change in funding for limited partnership investments ..............................          $  --           $  (5.1)
                                                                                                       =======         =======
         Issuance of common stock related to LTIP ...........................................          $    .4         $  --
                                                                                                       =======         =======
         Change in unrealized gain (loss) on available-for-sale securities, net of tax of $.3
              million in 1998 and $.2 million in 1997 .......................................          $   (.4)        $   (.4)
                                                                                                       =======         =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation ("Echelon" or the "Company") for the interim periods presented. Results of the first quarter of 1998 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain amounts previously reported in the Form 10-Q for the first quarter of 1997 have been reclassified to conform with the 1998 presentation.

(2)  REAL ESTATE

     The depreciable lives and carrying values of the Company's real estate are as follows:

                                                            DEPRECIABLE          MARCH 31,    DECEMBER 31,
                                                           LIVES (YEARS)           1998           1997
                                                           -------------           ----           ----
                                                                                (UNAUDITED)

                                                                                       (IN MILLIONS)

     Real estate held for and under development:
         Land and land improvements....................                          $  30.1        $  31.7
         Construction in progress......................                             17.5            3.8
                                                                                 -------        -------
                                                                                    47.6           35.5
                                                                                 -------        -------
     Income producing:
         Land and land improvements....................                             15.2           15.2
         Buildings and improvements....................         5-40                78.1           78.0
         Equipment and other...........................         3-10                 3.1            2.9
                                                                                 -------        -------

                                                                                    96.4           96.1
                                                                                 -------        -------

                                                                                   144.0          131.6
     Less: accumulated depreciation....................                             17.3           16.5
                                                                                 -------        -------

                                                                                 $ 126.7        $ 115.1
                                                                                 =======        =======

     Capitalized interest during the development of specific projects was $.2 million during both the three months ended March 31, 1998 and the year ended December 31, 1997.

(3)  LONG-TERM DEBT

     Long-term debt outstanding is as follows:

                                                                 INTEREST        MARCH 31,    DECEMBER 31,
                                                                   RATE            1998           1997
                                                                   ----            ----           ----
                                                                                (UNAUDITED)

                                                                                       (IN MILLIONS)

     Northwestern Mutual Life Insurance Company .......          7.09%             $44.9          $45.0
     Salomon Brothers Realty Corp......................          8.64%(a)           13.0           13.0
     SouthTrust Bank...................................          7.29%(a)            3.1            -
     Delayed equity obligation on finance lease........         10.00%              16.7           18.5
     Other.............................................          8.50%(a)            0.6            0.6
                                                                                   -----          -----

                                                                                    78.3           77.1
     Less: current portion of long-term debt...........                             12.5           12.2
                                                                                    ----           ----

                                                                                   $65.8          $64.9
                                                                                   =====          =====

----------
     (a) Interest rate at March 31, 1998.

     In July 1997, the Company closed on a $16.5 million construction loan at an interest rate of LIBOR plus 1.60% per annum which is being used to fund development of a 369-unit multi-family residential development on land that the Company owns in St. Petersburg, Florida. During the three months ended March 31, 1998, the Company made construction draws on the loan totaling $3.1 million. The initial term of the construction loan is two years, with the ability to extend the loan for an additional five years from the completion of construction.

     In April 1998, the Company closed on an $18.6 million construction loan at an interest rate of LIBOR plus 1.50% per annum which will be used to fund the development of a 314-unit multi-family residential development on land that the Company owns in Carillon Park in St. Petersburg, Florida. The initial term of the construction loan is three years, with the ability to extend the loan for an additional two years from the completion of construction.

     As of May 1, 1998, the Company has executed an amendment on the Salomon Brothers Realty Corp. loan to increase the amount of the loan to $30.0 million and to reduce the interest rate on the entire loan amount to LIBOR plus 1.50% per annum. The increase in the loan is secured by additional properties in Echelon's real estate portfolio. The entire loan matures by May 2002.


(4)  STOCKHOLDERS' EQUITY

     During the three months ended March 31, 1998, the Company issued 90,181 shares of restricted Common Stock under the Echelon Long-Term Incentive Plan ("LTIP") in accordance with executive employment contracts. In conjunction with the issuance of the restricted Common Stock, the Company recorded $1.6 million of unearned compensation and subsequently recognized $.7 million of compensation expense. The unearned compensation will be amortized as compensation expense over the vesting period of the restricted Common Stock.

     In February 1998, the Company issued 129,250 stock options under the LTIP and the 1996 Stock Option Plan. The stock options were granted at market value on the date of grant. The stock options granted under the LTIP are performance based options which cliff vest at the end of nine years, with a provision for early vesting if certain performance goals are achieved. The stock options granted under the 1996 Stock Option Plan vest over five years.

     The Company also issued 598 shares of Common Stock under the Director's Plan during the quarter ended March 31, 1998.

     During the first quarter of 1998, the Company repurchased 4,419 shares of Common Stock, resulting in additional treasury stock, at cost, of $.1 million.

     The net income and common shares used to compute basic and diluted earnings per share is presented in the following table:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           --------------------------
                                                                           1998                  1997
                                                                           ----                  ----
                                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                   (UNAUDITED)
     BASIC
     Weighted average number of shares:
         Average common shares outstanding.......................             6.8                  6.8
                                                                          ======                ======
     Net income used to compute basic earnings per share:
         Net income .............................................         $  3.4                  $3.9
                                                                          ======                ======

     Basic earnings per common share.............................         $  .50                $  .57
                                                                          ======                ======
     DILUTED
     Weighted average number of shares:
         Average common shares outstanding.......................            6.8                   6.8
                                                                          ======                ======
         Dilutive effect for stock options and contingently
            issuable common shares...............................              -                     -
                                                                          ------                ------

         Weighted average shares.................................         $  6.8                $  6.8
                                                                          ======                ======
     Net income used to compute diluted earnings per share:
         Net income .............................................         $  3.4                $  3.9
                                                                          ======                ======

     Diluted earnings per common share...........................         $  .50                $  .57
                                                                          ======                ======

(5)  CONDENSED STATEMENTS OF INCOME AND DISCLOSURES OF UNCONSOLIDATED
     PARTNERSHIPS

     The Company has a 50% interest in a joint venture, which is engaged in the business of leasing aircraft equipment. Additionally, the Company has investments in affordable housing limited partnerships of which no investment exceeded 12% as of both March 31, 1998 and December 31, 1997. The Company accounts for its investments in the joint venture and limited partnerships under the equity method of accounting.

     Presented below is the summarized financial information for the aircraft equipment and leasing joint venture for the three months ended March 31, 1998 and 1997, respectively. Amounts reflect 100% of the joint venture's results of its operations for these periods.

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
                                                           (IN MILLIONS)

                                                            (UNAUDITED)

     Revenues..............................           $4,163          $1,461

     Expenses..............................               15             126
                                                      ------          ------

     Net income............................           $4,148          $1,335
                                                      ======          ======


     The joint venture's revenues for the three months ended March 31, 1998 include a $3.2 million gain on the sale of two aircraft engines.

     The Company's investments in affordable housing investments through limited partnerships range between a total ownership percentage of 7.1% to 11.6% as of March 31, 1998. Echelon recorded losses of $.5 million for both the three months ended March 31, 1998 and 1997, respectively.

     During 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing limited partnerships. Echelon has funded $18.2 million and $13.4 million of these commitments as of March 31, 1998 and December 31, 1997, respectively. The total commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated financial statements. As of March 31, 1998, the remaining commitments to be funded within one year are $4.7 million and are included in the current portion of funding for limited partnership investments and commitments to be funded thereafter are $2.9 million and are included in long-term liabilities.


(6)  EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits related to the Company's investments in affordable housing limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previous and current deferred income taxes.


(7)  COMMITMENTS AND CONTINGENCIES

     The Company is subject to regulation with respect to the environmental effects of its operations. The Company's disposal of hazardous waste through third party vendors may result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company may be responsible for environmental cleanup at certain sites. Based on information currently available to the Company, Echelon estimates that its share of liability for cleaning up these sites ranges from $.1 million to $1.0 million, and has reserved $.3 million for potential costs. Management currently believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's results of operations, financial condition or liquidity.

     The Company is currently involved in the construction of several commercial projects and multi-family residential developments and had outstanding construction commitments with contractors with remaining amounts totaling $26.7 million at March 31, 1998.

     As of March 31, 1998, Echelon had a total of 10 contingent contracts, letters of intent or joint venture negotiations, subject to the Company's final due diligence, to acquire land for the development of an estimated 2,600 multi-family residential units at an aggregate estimated development cost of $197.0 million.

     Through a previous partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by the former partnership. The contingent liability reduces over time as those who were residents at the time of the sale of the Company's interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $26.5 million as of December 31, 1997. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to the Company.


(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in the equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company adopted this standard as of January 1, 1998.

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                     --------------------
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                        (IN MILLIONS)

                                                                                         (UNAUDITED)

     Net income ...........................................................          $ 3.4          $ 3.9
                                                                                     -----          -----
     Other comprehensive income, net of tax:
         Unrealized gain on available-for-sale securities during the period             .6           (.4)
         Less:   Reclassification adjustment for realized gains included
                 in net income.............................................           (1.0)             -
                                                                                     -----          -----

                 Other comprehensive income................................            (.4)          (.4)
                                                                                     -----          -----

     Comprehensive income..................................................          $ 3.0          $3.5
                                                                                     =====          =====


     In March 1998, the Emerging Issues Task Force ("EITF") reached a consensus on the issues discussed in EITF Issue No. 97-11 "Accounting for Internal Costs Related to Real Estate Property Acquisitions". EITF Issue No. 97-11 addresses what internal costs related to the identification and acquisition of operating and non-operating properties can be capitalized as part of the cost of acquisition of real estate. The EITF reached a consensus that only the internal costs of identifying and acquiring nonoperating property that are directly identifiable with the acquired property and that are incurred subsequent to the time that the acquisition was considered probable should be capitalized as a part of the cost of that acquisition. All internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Company is capitalizing real estate acquisition costs in accordance with EITF No. 97-11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Echelon International Corporation is a real estate company with operations in the development, ownership, and management of commercial and multi-family residential real estate (the "Real Estate Business") and leasing of aircraft and other assets and collateralized financing of commercial real estate and aircraft (the "Leasing and Lending Business"). Echelon is continuing to withdraw from the aircraft and real estate lending business to focus on its core real estate operations.

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

     The Company's operations for the three months ended March 31, 1998 include the following transactions:

/BULLET/ The sale of 6.57 acres of land in Carillon Park for $2.7 million, resulting in a pre-tax gain of $1.1 million.

/BULLET/ The sale of two aircraft engines by Progress Potomac Capital Ventures, in which Echelon has a 50% interest, for $5.7 million, resulting in a pre-tax gain of $1.6 million to Echelon.

/BULLET/ The ongoing construction of ECHELON AT BAY ISLE KEY, a multi-family residential community, and ongoing construction and tenant improvements on two new commercial projects, BAYBORO STATION and SOUTHCORE COMMERCIAL. Total capital expenditures for all development were $14.0 million in the first quarter of 1998.

     Because of the Company's on-going execution of targeted strategies, including dispositions of non-strategic assets and pursuit of additional strategic initiatives made possible by the earlier than expected repayment of debt, the results of operations in the first quarter of 1998 are not necessarily indicative of future results.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

     For the quarter ended March 31, 1998, Echelon reported net income of $3.4 million or $.50 basic and diluted earnings per share compared to net income $3.9 million or $.57 basic and diluted earnings per share for the quarter ended March 31, 1997.

REVENUES

     Sales and revenues for the first quarter of 1998 decreased $1.9 million over the same period in 1997. Sales and revenues in the first quarter of 1997 included a $4.1 million gain on the sale of a loan receivable. Sale of development properties in the first quarter of 1998 was $2.7 million compared to $.3 million in the first quarter of 1997. The increase in the sale of development properties resulted from the sale of land in Carillon Park in the first quarter of 1998. The Carillon Park land sale was to a third party owner for land contiguous to the owner's current land holdings. Echelon intends to develop much of the unsold Carillon Park land for its real estate portfolio, and if and when market conditions warrant, to possibly market the remaining land to third parties. Rental, other operations and marina revenues for first quarter of 1998 decreased $1.1 million over the same period in 1997 due to the Company's strategic decision to discontinue the sale of boats as a component of marina operations.

     As part of Echelon's strategy to focus on real estate development, Echelon has invested in, and intends to invest further in, affordable housing developments entitled to the benefits of housing tax credits. The Company's overall investment return includes recording losses on this type of investment as the tax benefits resulting from such losses and the realization of the housing tax credits are the primary source of value from this type of investment. Equity in losses of real estate partnerships reduced revenue for each of the quarters ended March 31, 1998 and 1997 by $.5 million as a result of the Company recording its share of losses from housing tax credit limited partnerships. The Company recorded a $.7 million tax credit for the first quarter of 1998, as reduction of income tax expense.

     Interest income from leasing and lending operations for the quarter ended March 31, 1998 declined by $1.1 million compared to the first quarter of 1997 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate acquisition and development.

     Equity in earnings of unconsolidated partnerships increased $.5 million in the first quarter of 1998 as compared to the same period in 1997 due primarily to the $1.6 million pretax gain on the sale of an asset in January 1998 in a joint venture in which Echelon has a 50% interest. Revenues in the first quarter of 1997 included $.9 million from a pre-tax gain on the sale of an asset in a partnership in which Echelon had approximately a 26% interest.

     For the three months ended March 31, 1998, there were no sales of loans. The gain on sale of loans of $4.1 million in the first quarter of 1997 was the result of the recognition of a deferred gain on loans receivable that were sold.

     Investment income and gain on sale of investments increased $1.6 million for the first quarter of 1998 in comparison with the same period of 1997 as result of gains on sales of marketable securities in the first quarter of 1998 of $1.5 million.

OPERATING EXPENSES

     Operating expenses for the quarter ended March 31, 1998 increased by $.3 million over the same period in 1997.

     Rental, other operations and marina expenses decreased $1.5 million in the first quarter of 1998 as compared to the same period in 1997 primarily due to the Company's strategic decision to discontinue the sale of boats, as discussed above. Interest expense decreased $1.3 million in 1998 compared to 1997 due to the reduction of debt resulting from loan receivable sales and payoffs and asset sales.

     Marketing and administrative expenses were $2.9 million in the first quarter of 1998 compared to marketing and administrative expenses of $2.8 million in the first quarter of 1997. The marketing and administrative expenses for the first quarter of both 1998 and 1997 include the full year accrual of management incentive and long-term incentive compensation as a result of the Company achieving the annual 1998 and 1997 goals in the first quarter of each of the years, respectively.

     Other income of $1.6 million in the quarter ended March 31, 1997 was primarily as a result of a $1.3 million gain related to the sale of the Company's interest in a previously written-off oil rig lease.

EXTRAORDINARY ITEM

     The Company had no extraordinary items during the three months ended March 31, 1998. During the three months ended March 31, 1997, the Company recorded an after-tax extraordinary loss of $(.8) million on the write-off of $1.3 million of financing costs related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES OF LIQUIDITY

     Prior to the Distribution, Echelon's sources of liquidity were derived from the proceeds of asset sales, maturity and collection of Echelon's loan portfolio, operating cash flow, and loans and advances from Florida Progress, the former parent. Subsequent to the Distribution, the sources of funds have been primarily from the continued maturity and collection of Echelon's loan portfolio, proceeds from the sale of certain non-strategic assets, operating cash flow and, with respect to Echelon's real estate development, from project-based and other financings. Future sources of funds may also come from the capital markets.

At the Distribution date, Echelon and Florida Progress entered into a distribution agreement, which requires Echelon to maintain liquidity levels of at least $25 million and $17 million throughout 1998 and 1999, respectively.

     CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow provided by operating activities was $2.3 million for the three months ended March 31, 1998. The primary source of cash was the result of an increase in accounts payable and other liabilities of $2.9 million. The primary use of cash largely related to previously deferred tax liabilities becoming due and payable as a result of collections of lease payments. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees, which are included in cash flows from investing activities. Echelon generally plans to hold its leveraged lease assets to maturity or until the market value exceeds the termination value. At that point, the Company may sell or re-lease the assets, depending upon which alternative provides the greatest risk-adjusted return. Net cash flow from operations in the future is generally expected to be reinvested in the Real Estate Business.

     CASH FLOW FROM INVESTING ACTIVITIES

     Echelon's net cash flow from investing activities for the first quarter of 1998 was $5.3 million. The foregoing cash flows reflected the $9.0 million in proceeds received from the collection of leases and loans. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to become a net use of funds as Echelon continues to build the Real Estate Business. Purchases of marketable securities, including debt securities with maturities greater than three months, were $7.3 million and proceeds from sales of marketable securities were $15.6 million during the three months ended March 31, 1998.

     Capital expenditures, which are reported as real estate property additions, were $14.0 million for the three months ended March 31, 1998. The capital expenditures were primarily for the ongoing construction of ECHELON AT BAY ISLE KEY, a multi-family residential community, and ongoing construction and tenant improvements on two new commercial projects, BAYBORO STATION and SOUTHCORE COMMERCIAL. For the remainder of 1998, capital expenditures for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $72.0 million to $92.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash and marketable securities.

     CASH FLOW FROM FINANCING ACTIVITIES

     In July 1997, the Company closed on a $16.5 million construction loan which is being used to fund the construction of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community on land that the Company owns in St. Petersburg, Florida. Echelon began making construction draws on this loan in January 1998 after the Company's initial funding of $5.5 million of the construction costs, including land contribution of $2.0 million. During the first quarter of 1998, the Company made construction draws on this loan of $3.1 million. The initial term of the construction loan is two years, with the ability to extend the loan for an additional five years from the completion of construction.

     Echelon has used land that is not encumbered by debt to help procure financing for new multi-family residential development on such land. In April 1998, the Company closed on an $18.6 million construction loan to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community on land that the Company owns in Carillon Park in St. Petersburg, Florida. The initial term of the construction loan is three years, with the ability to extend the loan for an additional two years from the completion of construction. The Company commenced construction on ECHELON AT THE RESERVE in May 1998.

     The Company is currently involved in the construction of several commercial projects and multi-family residential developments and had outstanding construction commitments with contractors with remaining amounts totaling $26.7 million at March 31, 1998.

     As of March 31, 1998, Echelon had a total of 10 contingent contracts or letters of intent, subject to the Company's final due diligence, to acquire land for the development of an estimated 2,600 multi-family-residential units at an aggregate estimated development cost of $197.0 million. Although no assurance can be given that Echelon will acquire this land or develop the multi-family residential units, management believes these acquisitions are probable.

     OFF-BALANCE SHEET RISK

     Through a previous partnership, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners were to fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, Echelon could be liable for an additional $26.5 million as of December 31, 1997. Echelon considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

GENERAL OVERVIEW AND UPDATE OF ECHELON'S STRATEGIC PLAN

     The overriding objective of the Echelon management team, and of all Echelon's employees, is to create superior long-term value for stockholders.

     To achieve this objective, Echelon will dynamically grow its real estate assets and operations through the execution of targeted strategies. While these targeted strategies evidence the Company's best decisions to date, the strategies are flexible enough to be recast to deal with changing economic conditions, capital market fluctuations, business cycles and other market conditions. The section below updates and summarizes Echelon's current strategies through April 1998.

     MULTI-FAMILY

     As previously communicated, multi-family residential development has been identified as the primary driver of Echelon's growth over the next five years. During the next five years, Echelon expects to develop or acquire 20 to 40 multi-family residential communities, each comprised of approximately 150 to 350 units. Included in these developments are two to five affordable housing communities of 150 to 250 units each. Within the next 12 months, the Company plans to be under construction on approximately 2,400 to 3,800 units. In consideration of market opportunities, the Company intends to integrate its build-and-hold developments with merchant build developments to maximize stockholder return.

     First, Echelon is capitalizing on the opportunity provided by its existing inventory of property in the Tampa Bay area. Currently, the following multi-family communities are, or will be, under development in 1998:


/BULLET/ The clubhouse and the first two buildings, totaling 48 units, for ECHELON AT BAY ISLE KEY, a 369 unit multi-family residential community in the Gateway area of Tampa Bay, opened in April 1998. Leasing is in process and to date, over 60 units have been leased. Construction will be completed by the fourth quarter 1998, with stabilization projected six months following construction completion.

/BULLET/ Phase Two of ECHELON AT BAY ISLE KEY, which will add up to 84 units to the community, will begin construction in the fourth quarter 1998.

/BULLET/ In CARILLON PARK, infrastructure construction has begun on the 314 units of Phase One of ECHELON AT THE RESERVE, with vertical construction projected to begin in late May of 1998. In total, CARILLON PARK has remaining capacity for 1,169 units.

         Total capacity for ECHELON AT BAY ISLE KEY and CARILLON PARK is approximately 2,100 multi-family residential units.

/BULLET/ ECHELON AT NORTHLAKE, located in Atlanta, Georgia, will be a 256 unit multi-family residential community. The land for the development was purchased in May 1998 and construction is planned to begin in the third quarter of 1998.


     Next, to achieve geographic diversity, the Company has established a pipeline of development sites in select markets in the southeast and southwest United States. Initial target markets are identified using a sophisticated proprietary software system, rather than by random market visits. The market research software delivers an objective and pragmatic assessment of markets, while minimizing the time necessary to screen potential markets. Following initial target market selection, markets are inspected by experienced Echelon management. This systematic approach may reduce the market selection cycle time and allow Echelon developers the opportunity to identify and reach a target market ahead of competition and site price escalation. This software system also assists in designing the appropriate community for each target market.

     Echelon's development program has produced the current pipeline of 10 sites under contract, letter of intent or joint venture negotiations, subject to the Company's final due diligence. The Company's pipeline currently includes the following developments:


       DEVELOPMENT NAME          ESTIMATED NUMBER OF UNITS            LOCATION
       ----------------          -------------------------            --------

ECHELON AT BRIARGATE                        334                Colorado Springs, Colorado
ECHELON AT TWENTY MILE VILLAGE              350                Parker, Colorado
ECHELON AT KEN CARYL RANCH                  300                Jefferson County, Colorado
ECHELON AT KELLER TOWN CENTER               276                Keller, Texas
ECHELON AT LAKESIDE                         216                Plano, Texas
ECHELON AT MISSION RANCH                    294                Mesquite, Texas
DOWNTOWN PROPERTY                           300                Orlando, Florida
DOWNTOWN PROPERTY                           200                Orlando, Florida
ECHELON AT WOODLAND PARK                    232                Tulsa, Oklahoma
ECHELON AT MEMORIAL CREEK                   277                Tulsa, Oklahoma
                                          -----
Total                                     2,779
                                          =====

     The Company expects to maintain an active pipeline of ten to twenty sites in target markets.

     The Company also plans to develop and manage affordable housing communities that are entitled to the benefits of Housing Tax Credits. An application has been submitted to the State of Florida for ECHELON AT BAYBRIDGE. Slated for the Company's 4th Street property, the development of this 228-unit community requires the Company be awarded housing tax credits by the Florida Housing Finance Agency. Preliminary results of the pending application are expected during June of 1998.

     The Company continues to evaluate possible acquisitions, which include other multi-family development companies and/or multi-family assets. Some growth of the multi-family portfolio is expected to result from strategic acquisition.

     COMMERCIAL

     During the next five years, the Company expects to hold its core office buildings and expand its commercial real estate portfolio by developing or acquiring, 750,000 to 1,500,000 square feet of commercial office space. A substantial amount of this space will be developed on Echelon's existing land inventory in the Tampa Bay area of Florida, with the balance developed through land acquisition in other southeast and southwest target markets in the United States.

     Currently, the following commercial projects, all located in the Tampa Bay area, are, or will be, under development in 1998:

/BULLET/ The construction and improvements for BAYBORO STATION (80,991 rentable square feet) were substantially completed in April 1998. Florida Power Corporation has leased 100% of the building under a 10-year lease and moved into the building in April 1998.

/BULLET/ The construction and tenant improvements for SOUTHCORE COMMERCIAL
         (133,279 rentable square feet) are continuing. Florida Power Corporation has leased 100% of the building under a 15-year lease and will be taking occupancy of the building in June 1998.

/BULLET/ The construction of MCNULTY PARKING GARAGE is continuing with an on-schedule completion date in December 1998. MCNULTY PARKING GARAGE will provide parking for the tenants of SOUTHCORE COMMERCIAL, MCNULTY STATION and BARNETT TOWER.

/BULLET/ The construction for CASTILLE AT CARILLON, a 103,900 square foot office building, will begin in late May 1998. Echelon plans to occupy approximately 25,000 square feet as its corporate headquarters. The Company also has letters of intent for over 15,000 rentable square feet from third party tenants.

/BULLET/ The construction of 700 CARILLON, a 147,100 square foot office building, is planned to commence in the third quarter of 1998, assuming anchor tenants are secured. 700 CARILLON will provide state-of-the-art-building technology, along with parking of five cars per thousand rentable square feet of office space. The design of 700 CARILLON is complete and ready to submit for building permits.

/BULLET/ The conceptual design plans are in process for CARILLON TOWN CENTER, an entertainment, retail, office, hotel and athletic club project, designed to add amenities to CARILLON PARK. Construction is planned to commence in the first quarter of 1999, assuming anchor tenants are secured.


     Although the Company plans to hold its core office buildings during this planning period, short, medium and long-term exit strategies have been developed for all currently owned commercial real estate. The Company intends to sell non-core commercial and industrial properties as opportunities arise.

     Echelon continues to evaluate the acquisition of other commercial real estate development companies, real estate based operating companies and/or commercial real estate assets, as opportunities become available. Some growth of the commercial portfolio is expected to come from strategic acquisitions.

     REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES

     The real estate management and brokerage services business segment is complementary to the Company's multi-family and commercial real estate operations. Growth is expected to occur primarily as a result of the growth in the multi-family and commercial real estate operations, and the growth of third-party revenue associated with leasing and property and asset management. In addition, the Company continues to evaluate the acquisition of real estate management and/or brokerage companies, as opportunities become available. Some growth in the real estate management and brokerage services is expected to come from strategic acquisitions.

     INVESTMENTS IN FINANCIAL ASSETS

     The Company generally plans to hold its leveraged lease portfolio until maturity or until market values exceed termination values. At that time, the Company will either sell or re-lease the assets, depending upon which alternative provides the greatest risk-adjusted return. The Company will continue to execute a financial strategy that integrates the tax benefits provided by its investments in affordable housing limited partnerships, with the deferred tax liability of the leveraged lease portfolio in order to reduce its federal income tax liability.

     Operating leases and direct finance leases in aircraft and related equipment will continue to be actively managed to maximize their value, which may include the sale of the assets.

/BULLET/ During the first quarter of 1998, a joint venture in which Echelon has a 50% interest, sold two aircraft engines which resulted in a pre-tax gain of $1.6 million to the Company.

     As communicated previously, Echelon will continue to withdraw from the aircraft and real estate lending business to focus on its core real estate operations. The Company will collect the outstanding loan balances as soon as practical, maximize the value of each asset, and redeploy the capital from the loan portfolio to repay debt and/or invest in real estate operations. Echelon expects to liquidate the loan portfolio by 2002.

     Echelon expects to obtain sufficient capital from its operations, asset sales, loan collections, project based and other financings, and the capital markets sufficient to execute its strategic plan. However, no assurance can be given that such capital will be available in sufficient amounts to execute this plan.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Company considers certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because such statements involve risks and uncertainties, actual strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.

     Echelon wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-Q, the following important factors, among others, could affect Echelon's actual results and could cause Echelon's actual consolidated results during 1998, and beyond, to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of Echelon.

/BULLET/ Echelon's anticipated increase in its level of real estate development activities will require a significant amount of capital and the ability to acquire land identified for future real estate development. Accordingly, the extent of Echelon's real estate development will depend upon the amount of funds generated through operating activities, maturity and collection of loans, planned asset sales, project-based and other financings and the capital markets and the ability to acquire land identified for future real estate development. There can be no assurance that operating activities, maturity and collection of loans, planned asset sales and project-based and other financings or the capital markets will generate net proceeds for Echelon in amounts and at times necessary to enable Echelon to carry out these development activities. There can also be no assurance that Echelon will be able to acquire land identified for future real estate development.

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

/BULLET/ As a real estate development and management company, Echelon is and will be subject to certain risks incident generally to the ownership, development and management of real estate properties. These risks include the cyclical nature of real estate markets, governmental regulations and the need for governmental approvals, general risk of acquisition, development, and construction, tenant defaults, possible environmental liabilities, and competition from other real estate owners and developers.

/BULLET/ Currently, all of Echelon's owned real estate properties are located in the State of Florida, primarily in the Tampa Bay area, including St. Petersburg and Tampa, and over 85% of Echelon's commercial rental space (measured by rentable square footage) is located in this area. Due to this current lack of geographical diversification, Echelon is dependent upon the continued demand for office, multi-family residential, industrial and other commercial space in the Tampa Bay area. Echelon may be adversely affected in the event the demand for office space in St. Petersburg or Tampa declines or the St. Petersburg or Tampa economy experiences a downturn. Like other real estate markets, the Florida commercial real estate market has experienced periodic economic fluctuations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company will be required to include additional disclosures regarding certain quantitative and qualitative information about market risk exposures for the year ending December 31, 1998.


                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION.

     Echelon International Corporation issued a news release dated May 12, 1998, announcing 1998 first quarter financial results. A copy of the news release is being filed as Exhibit 99.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits:

     NUMBER  EXHIBIT
     ------  -------

       27    Financial Data Schedule of Echelon International Corporation
       99    Echelon International Corporation News Release dated May 12,
             1998 regarding 1998 first quarter financial results.

      (b)    Reports on Form 8-K:

             Form 8-K dated February 4, 1998, reporting under Item 5, "Other Events," relates to the Board of Directors expanding to six members and electing Mr. L. Raymond Eastin to serve as a member of the Board of Directors. Mr. Eastin is President and CEO of Blue Circle Industries PLC, in the United States and Canada.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                       DATE
           ---------                         -----                       ----

    /s/ LARRY J. NEWSOME
    --------------------
       Larry J. Newsome          Senior Vice President and Chief    May 14, 1998
  Principal Financial Officer           Financial Officer


    /s/ JAMES R. HOBBS, JR.
    -----------------------
        James R. Hobbs, Jr.      Vice President and Controller      May 14, 1998
  Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                    DESCRIPTION

 27       Financial Data Schedule of Echelon International Corporation

 99 Echelon International Corporation News Release dated May 12, 1998 regarding 1998 first quarter financial results