Form 10-Q
period 1998-06-30
ECHELON INTERNATIONAL CORP
filed 1998-08-13
CIK 1023275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

      [x] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM      TO       .

                          COMMISSION FILE NO 001-12211

                       ECHELON INTERNATIONAL CORPORATION
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                   59-2554218
        -----------------------                      ----------------------
        (STATE OF INCORPORATION)                        (I.R.S. EMPLOYER
                                                     IDENTIFICATION NUMBER)
       ONE PROGRESS PLAZA, SUITE 1500
        ST. PETERSBURG, FLORIDA 33701              TELEPHONE (727) 803-8200
  ---------------------------------------       -------------------------------
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

     Common stock, par value $.01 per share, 6,810,020 shares, as of August 11, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                   -----
PART I.
 Item 1.   Financial Statements ................................................     2

 Item 2.   Management's Discussion and Analysis of Financial Condition and          13
           Results of Operations ...............................................

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk ..........    22

PART II.

 Item 4.   Submission of Matters to a Vote of Security Holders .................    22

 Item 5.   Other Information ...................................................    22

 Item 6.   Exhibits and Reports on Form 8-K ....................................    22

Signatures ...................................................................      23

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1998            1997
                                                                                   ------------   -------------
                                                                                    (UNAUDITED)
                                                                                       (IN MILLIONS, EXCEPT
                                                                                          SHARE AMOUNTS)
                                    ASSETS
REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
Real estate, net (Note 2) ......................................................     $ 151.9         $ 115.1
Aircraft under operating lease (net of accumulated depreciation
 of $9.0 million and $8.4 million, respectively)................................         3.5             4.1
Leases and loans receivable, net (Note 3) ......................................       185.5           196.3
Investments in and advances to unconsolidated partnerships (Note 6) ............        43.5            47.2
                                                                                     -------         -------
                                                                                       384.4           362.7
                                                                                     -------         -------
ASSETS HELD FOR SALE ...........................................................         2.5             2.5
                                                                                     -------         -------
CURRENT ASSETS:
Cash and equivalents (includes restricted deposits of $1.1 million
 and $1.5 million, respectively)................................................        11.1             7.8
Marketable securities ..........................................................        23.1            42.0
Accounts receivable, net .......................................................         1.4             1.2
Current portion of leases and loans receivable .................................        38.1            39.8
Inventories, at cost ...........................................................          .9             1.1
Other ..........................................................................         1.1             1.7
                                                                                     -------         -------
                                                                                        75.7            93.6
                                                                                     -------         -------
OTHER NON-CURRENT ASSETS .......................................................         2.2             1.7
                                                                                     -------         -------
   Total assets ................................................................     $ 464.8         $ 460.5
                                                                                     =======         =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and other liabilities .........................................     $   8.3         $   6.1
Accounts and interest payable to former parent .................................          --             1.3
Current portion of funding for limited partnership investments (Note 6) ........         4.0             9.5
Current portion of deferred income taxes .......................................        11.6             8.4
Current portion of long-term debt (Note 4) .....................................        12.4            12.2
                                                                                     -------         -------
   Total current liabilities ...................................................        36.3            37.5
LONG-TERM DEBT (Note 4) ........................................................        72.0            64.9
DEFERRED INCOME TAXES ..........................................................       138.0           145.8
OTHER LIABILITIES ..............................................................         2.9             3.2
COMMITMENTS AND CONTINGENCIES (Note 9)
   Total liabilities ...........................................................       249.2           251.4
                                                                                     -------         -------
STOCKHOLDERS' EQUITY (Note 5)
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued.....          --              --
 Common stock, $.01 par value, 25,000,000 shares authorized,
   6,882,958 issued and 6,810,020 outstanding in 1998, and
   6,785,241 issued and 6,716,722 outstanding in 1997 ..........................          .1              .1
 Additional paid in capital ....................................................       281.7           279.5
 Retained deficit ..............................................................       (64.2)          (70.5)
 Unrealized gain on available-for-sale securities, net of tax ..................          .5             1.5
 Treasury stock, at cost (72,938 shares in 1998 and 68,519 shares in 1997) .....        (1.6)           (1.5)
 Unearned compensation .........................................................         (.9)             --
                                                                                     -------         -------
   Total stockholders' equity ..................................................       215.6           209.1
                                                                                     -------         -------
   Total liabilities and stockholders' equity ..................................     $ 464.8         $ 460.5
                                                                                     =======         =======

      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              THREE MONTHS           SIX MONTHS
                                                                                  ENDED                 ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                           -------------------   -------------------
                                                                             1998       1997       1998       1997
                                                                           --------   --------   --------   --------
                                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                          (UNAUDITED)
SALES AND REVENUES:
Real estate operations:
 Rental, other operations and marina revenues ..........................    $  5.3     $ 5.0      $  9.9     $ 10.7
 Sales of development properties and development rights ................        .4        --         3.1         .3
 Equity in losses of limited partnership investments ...................       (.1)      (.3)        (.6)       (.8)

Leasing and lending operations:
 Earned income on finance and operating leases .........................       1.3       1.3         2.2        2.3
 Interest income .......................................................       1.1       1.9         2.2        4.1
 Equity in earnings of unconsolidated partnerships .....................        .4        .6         2.5        2.2
 Gain on sale of loans .................................................        --        --          --        4.1
Investment income and realized gains on sales of investments ...........        .7        .9         3.0        1.6
                                                                            ------     -----      ------     ------
                                                                               9.1       9.4        22.3       24.5
                                                                            ------     -----      ------     ------
OPERATING EXPENSES:
Rental, other operations and marina expenses ...........................       2.8       2.8         5.3        6.8
Cost of development properties and development rights sold .............        --        --         1.6         .3
Depreciation ...........................................................       1.4       1.3         2.7        2.5
Provision for (recovery of) lease, real estate and loan losses .........      (1.6)      (.7)       (1.6)       (.7)
Interest expense on long-term debt, net of amounts capitalized .........       1.2       2.5         2.6        5.2
Marketing and other administrative .....................................       2.2       1.8         5.1        4.6
Other (income) expenses, net ...........................................        --        .2          --       (1.4)
                                                                            ------     -----      ------     ------
                                                                               6.0       7.9        15.7       17.3
                                                                            ------     -----      ------     ------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM ....................................................       3.1       1.5         6.6        7.2
INCOME TAX EXPENSE .....................................................        .2        .1          .3        1.1
                                                                            ------     -----      ------     ------
INCOME BEFORE EXTRAORDINARY ITEM .......................................       2.9       1.4         6.3        6.1
EXTRAORDINARY ITEM:
 Loss on extinguishment of debt, net of income
   tax benefit of $.5 million in 1997...................................        --        --          --        (.8)
                                                                            ------     -----      ------     ------
NET INCOME .............................................................    $  2.9     $ 1.4      $  6.3     $  5.3
                                                                            ======     =====      ======     ======
Basic earnings per common share:
 Income before extraordinary item ......................................    $  .43     $ .21      $  .93     $  .90
 Extraordinary item, net of tax ........................................        --        --          --       (.12)
                                                                            ------     -----      ------     ------
 Net income per common share ...........................................    $  .43     $ .21      $  .93     $  .78
                                                                            ======     =====      ======     ======
Diluted earnings per common share:
 Income before extraordinary item ......................................    $  .41     $ .21      $  .91     $  .90
 Extraordinary item, net of tax ........................................        --        --          --       (.12)
                                                                            ------     -----      ------     ------
 Net income per common share ...........................................    $  .41     $ .21      $  .91     $  .78
                                                                            ======     =====      ======     ======
Basic weighted average shares of common stock outstanding ..............       6.8       6.8         6.8        6.8
                                                                            ======     =====      ======     ======
Diluted weighted average shares of common stock outstanding ............       6.9       6.8         6.9        6.8
                                                                            ======     =====      ======     ======

      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  ---------------------
                                                                                     1998        1997
                                                                                  ---------   ---------
                                                                                      (IN MILLIONS)
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
 Net income ...................................................................    $   6.3     $   5.3
 Adjustment to reconcile net income to cash provided by
  (used in) operating activities:
  Depreciation and amortization of financing costs ............................        2.8         3.0
  Extraordinary loss on extinguishment of debt ................................         --          .8
  Deferred income taxes .......................................................       (4.6)       (3.9)
  Amortization related to finance leases ......................................        (.9)        (.7)
  Provision for (recovery of) lease, loan and real estate losses ..............       (1.6)        (.7)
  Stock-based compensation expense ............................................         .7          --
  Gain on sales of assets .....................................................       (3.0)       (4.2)
  Equity in income of unconsolidated partnerships, net ........................       (1.9)       (1.4)
  Changes in working capital:
   Accounts payable and other liabilities .....................................        1.9        (6.9)
   Other working capital changes ..............................................         .6         1.4
  Other .......................................................................        (.6)        4.4
                                                                                   -------     -------
                                                                                       (.3)       (2.9)
                                                                                   -------     -------
INVESTING ACTIVITIES:
 Purchases of marketable securities ...........................................       (7.7)      (45.4)
 Proceeds from sales of marketable securities .................................       26.7          --
 Proceeds from sales and collections of leases and loans ......................       15.8        60.9
 Real estate property additions ...............................................      (40.6)       (3.6)
 Net proceeds from sales of real estate properties and development rights .....        2.9          .4
 Contributions to unconsolidated partnerships .................................       (5.7)       (6.1)
 Distributions from unconsolidated partnerships ...............................        5.6         7.9
                                                                                   -------     -------
                                                                                      (3.0)       14.1
                                                                                   -------     -------
FINANCING ACTIVITIES:
 Issuance of long-term debt ...................................................        9.0          --
 Repayment of long-term debt ..................................................       (2.5)      (66.5)
 Issuance of common stock .....................................................         .2          --
 Purchase of treasury stock ...................................................        (.1)         --
                                                                                   -------     -------
                                                                                       6.6       (66.5)
                                                                                   -------     -------
Net increase (decrease) in cash and equivalents ...............................        3.3       (55.3)
BEGINNING CASH AND EQUIVALENTS ................................................        7.8        63.3
                                                                                   -------     -------
ENDING CASH AND EQUIVALENTS
 (includes restricted deposits of $1.1 million in 1998)........................    $  11.1     $   8.0
                                                                                   =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest, net of amounts capitalized ........................................    $   2.2     $   4.9
                                                                                   =======     =======
  Income taxes, net of refunds ................................................    $   4.6     $   6.6
                                                                                   =======     =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING &
 FINANCING ACTIVITIES:
  Change in funding commitments for limited partnership investments ...........    $    --     $   6.1
                                                                                   =======     =======
  Issuance of common stock related to LTIP ....................................    $    .4     $    --
                                                                                   =======     =======
  Change in unrealized gain (loss) on available-for-sale securities, net
    of tax of $.6 million in both 1998 and 1997................................    $  (1.0)    $    .9
                                                                                   =======     =======
  Delayed equity amortization on leveraged leases .............................    $    .8     $    .8
                                                                                   =======     =======

      The accompanying notes are an integral part of these consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results of the second quarter of 1998 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain amounts previously reported in the Form 10-Q for the three and six months ended June 30, 1997 have been reclassified to conform with the 1998 presentation.

(2) REAL ESTATE

     The depreciable lives and carrying values of the Company's real estate are as follows:

                                                   DEPRECIABLE      JUNE 30,     DECEMBER 31,
                                                  LIVES (YEARS)       1998           1997
                                                 ---------------   ----------   -------------
                                                                 (UNAUDITED)
                                                                         (IN MILLIONS)
   Real estate held for and under development:
    Land and land improvements ...............                       $ 36.7         $ 31.7
    Construction in progress .................                         25.5            3.8
                                                                     ------         ------
                                                                       62.2           35.5
                                                                     ------         ------
   Income producing:
    Land and land improvements ...............                         15.5           15.2
    Buildings and improvements ...............        5-40             89.1           78.0
    Equipment and other ......................        3-10              3.5            2.9
                                                                     ------         ------
                                                                      108.1           96.1
                                                                     ------         ------
                                                                      170.3          131.6
   Less: accumulated depreciation ............                         18.4           16.5
                                                                     ------         ------
                                                                     $151.9         $115.1
                                                                     ======         ======

     Capitalized interest during the development of specific projects was $.6 million and $.2 million during the six months ended June 30, 1998 and the year ended December 31, 1997, respectively.

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE

     Investments in leases and loans receivable are as follows:

                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                   ------------   -------------
                                                    (UNAUDITED)
                                                          (IN MILLIONS)
   Finance leases:
    Rentals receivable .........................     $ 159.4         $ 169.2
    Unguaranteed residual values ...............       105.6           105.6
    Guaranteed residual values .................         6.0             6.0
    Unearned income ............................       (55.0)          (56.4)
    Deferred investment tax credits ............       (13.0)          (13.3)
                                                     -------         -------
      Total finance leases .....................       203.0           211.1
   Commercial finance loans receivable .........        39.1            45.1
   Allowance for losses ........................       (18.5)          (20.1)
                                                     -------         -------
                                                       223.6           236.1
   Less: current portion .......................        38.1            39.8
                                                     -------         -------
                                                     $ 185.5         $ 196.3
                                                     =======         =======

     Finance leases consist of a direct finance lease and leveraged lease investments which are primarily in aircraft. The majority of the leases have remaining terms of 8 to 13 years, with one lease currently scheduled to mature in 20 years. Rentals receivable from finance leases represent unpaid rentals less principal and interest on nonrecourse third-party debt. The Company's share of rentals receivable is subordinate to the debt holders who have security interests in the leased assets.

     The Company's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft. These loans are further collateralized, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, third party guaranties.

     During June 1998, the Company received complete repayment on a $3.0 million real estate loan that was considered to be impaired. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded for this loan.

                       ECHELON INTERNATIONAL CORPORATION

(4) LONG-TERM DEBT

     The Company's long-term debt outstanding is as follows:

                                                              INTEREST       JUNE 30,     DECEMBER 31,
                                                                RATE           1998           1997
                                                          ---------------   ----------   -------------
                                                                          (UNAUDITED)
                                                                                  (IN MILLIONS)
   Northwestern Mutual Life Insurance
    Company ...........................................         7.09%          $44.7         $45.0
   Salomon Brothers Realty Corp. ......................         7.16%(a)        13.0          13.0
   SouthTrust Bank ....................................         7.26%(a)         9.0            --
   Delayed equity obligation on finance lease .........        10.00%           17.1          18.5
   Other ..............................................         8.50%(a)         0.6           0.6
                                                                               -----         -----
                                                                                84.4          77.1
   Less: current portion of long-term debt ............                         12.4          12.2
                                                                               -----         -----
                                                                               $72.0         $64.9
                                                                               =====         =====

----------------
(a) Interest rate at June 30, 1998.

     In July 1997, the Company closed on a $16.5 million construction loan at an interest rate of LIBOR plus 1.60% per annum which is being utilized to fund development of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community on land that the Company owns in the Tampa Bay area. During the six months ended June 30, 1998, the Company made construction draws on this loan totaling $9.0 million. The initial term of the construction loan is two years, with the ability to extend the loan for an additional five years from the completion of construction. Teacher's Insurance and Annuity Association of America ("TIAA") has committed to provide the permanent financing for this development, as discussed below.

     In April 1998, the Company closed on a $18.6 million construction loan at an interest rate of LIBOR plus 1.50% per annum which will be utilized to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community on land that the Company owns in CARILLON PARK in the Tampa Bay area. As of June 30, 1998, Echelon had not made any construction draws on this loan. The Company will begin making construction draws after the Company's initial equity funding of $6.2 million of the construction costs, including a $2.2 million land contribution. The initial term of the construction loan is three years, with the ability to extend the loan for an additional two years from the completion of construction. TIAA has committed to provide the permanent financing for this development, as discussed below.

     In May 1998, the Company executed an amendment to the Salomon Brothers Realty Corp. loan, which increases the amount of available credit on the existing loan to $30.0 million and reduces the interest rate on the entire loan to LIBOR plus 1.50% per annum. Echelon's real estate loan portfolio and a commercial property, BAYBORO STATION, secure the loan. The entire loan matures in May 2000 with the ability to extend through May 2002.

     In May 1998, Echelon executed a commitment letter with AmSouth Bank for a $50.0 million Advised Guidance Line of Credit. The line of credit will be used to provide construction financing for multi-family and commercial projects in the Company's pipeline, as approved by AmSouth Bank. Each advance from the line of credit will be considered a loan. The interest rate for each loan will be the lesser of the prime rate of interest or the LIBOR rate plus 1.50% per annum. The term for each

                       ECHELON INTERNATIONAL CORPORATION

(4) LONG-TERM DEBT--(CONTINUED)

multi-family loan is 36 months and for each commercial loan is 30 months. The repayment terms of the loans are interest only, with the entire principal and any accrued interest due at the maturity of the loans.

     In May 1998, the Company also executed a commitment letter with TIAA for a $55.5 million loan at an interest rate of 7.15% per annum. The proceeds of the loan are to be used for the permanent financing of four specific projects, which will also collateralize the loan. The terms of the loan provide for the funding for each project to occur based on specific conditions. Each loan disbursement shall constitute a separate note, which will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments based on a 30-year amortization schedule. The remaining disbursements require monthly principal and interest payments based on a 30-year amortization schedule. Under the terms of the commitment, TIAA requires the Company to remit a refundable application fee. The Company negotiated the application fee to be maintained in the form of stand-by letters of credit, which will be reduced as the loans mature. As of June 30, 1998, Echelon has a total of $1.1 million of certificates of deposits securing these letters of credit.

     In July 1998, the Company closed on a loan amendment with Northwestern Mutual Life Insurance Company which increases the amount of the existing loan by $11.0 million and reduces the interest rate on the entire loan to 6.98% per annum. The loan is now secured by two additional commercial properties in Echelon's real estate portfolio, CENTRAL STATION (formerly known as SOUTHCORE COMMERCIAL) and MCNULTY PARKING GARAGE. The entire loan matures seven years from the date of closing.

(5) STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1998, the Company had the following stockholders' equity related transactions:

   /bullet/ Issuance of 90,181 shares of restricted Common Stock under the Echelon International Corporation Long-Term Incentive Plan ("LTIP") in accordance with executive employment contracts. In conjunction with the issuance of the restricted Common Stock, the Company recorded $1.6 million of unearned compensation and subsequently recognized $.7 million of compensation expense during the six months ended June 30, 1998. The unearned compensation will be amortized as compensation expense over the vesting period of the restricted Common Stock.

   /bullet/ Issuance of 120,250 stock options under the LTIP and the Echelon
            International Corporation 1996 Stock Option Plan ("SOP"). The stock options were granted at market value on the date of grant. The stock options granted under the LTIP are performance based options which cliff vest at the end of nine years with a provision for early vesting if certain performance goals are achieved. The stock options granted under the SOP vest over a five year period.

   /bullet/ Issuance of 6,262 shares of Common Stock in conjunction with the Company's SOP.

   /bullet/ Issuance of 1,274 shares of Common Stock under the Echelon
            International Corporation Non-Employee Directors' Stock Plan.

   /bullet/ Repurchase of 4,419 shares of Common Stock, which resulted in additional treasury stock, at cost, of $.1 million.

                       ECHELON INTERNATIONAL CORPORATION

(5) STOCKHOLDERS' EQUITY--(CONTINUED)

     The net income and common shares used to compute basic and diluted earnings per share is presented in the following table:

                                                             THREE MONTHS        SIX MONTHS
                                                                 ENDED             ENDED
                                                               JUNE 30,           JUNE 30,
                                                            ---------------   ----------------
                                                             1998     1997     1998      1997
                                                            ------   ------   ------   -------
                                                              (UNAUDITED)       (UNAUDITED)
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                         AMOUNTS)
   BASIC
   Weighted average number of shares:
    Average common shares outstanding ...................     6.8      6.8      6.8      6.8
                                                              ===      ===      ===      ===
   Net income used to compute basic earnings per share:
    Net income ..........................................    $2.9     $1.4     $6.3     $5.3
                                                             ====     ====     ====     ====
   Basic earnings per common share ......................    $.43     $.21     $.93     $.78
                                                             ====     ====     ====     ====
   DILUTED
   Weighted average number of shares:
    Average common shares outstanding ...................     6.8      6.8      6.8      6.8
    Dilutive effect for stock options and contingently
      issuable common shares ............................      .1       --       .1       --
                                                             ----     ----     ----     ----
    Weighted average shares .............................     6.9      6.8      6.9      6.8
                                                             ====     ====     ====     ====
   Net income used to compute diluted earnings per share:
    Net income ..........................................    $2.9     $1.4     $6.3     $5.3
                                                             ====     ====     ====     ====
   Diluted earnings per common share ....................    $.41     $.21     $.91     $.78
                                                             ====     ====     ====     ====

(6) CONDENSED STATEMENTS OF INCOME AND DISCLOSURES OF
     UNCONSOLIDATED PARTNERSHIPS

     The Company has a 50% interest in a joint venture, which is engaged in the business of leasing aircraft equipment. Additionally, the Company has investments in affordable housing limited partnerships of which no investment exceeded 12% as of both June 30, 1998 and December 31, 1997. The Company accounts for its investments in the joint venture and limited partnerships by the equity method of accounting.

                       ECHELON INTERNATIONAL CORPORATION

(6) CONDENSED STATEMENTS OF INCOME AND DISCLOSURES OF
     UNCONSOLIDATED PARTNERSHIPS--(CONTINUED)

     Presented below is summarized financial information for the aircraft equipment and leasing joint venture for the three and six months ended June 30, 1998 and 1997, respectively. Amounts reflect 100% of the joint venture's balances and results of its operations for these periods.

                             THREE MONTHS           SIX MONTHS
                                ENDED                  ENDED
                               JUNE 30,              JUNE 30,
                          ------------------   ---------------------
                           1998       1997        1998        1997
                          ------   ---------   ---------   ---------
                                        (IN MILLIONS)
                                         (UNAUDITED)
   Revenues ...........    $912     $1,409      $5,075      $2,870
   Expenses ...........      15        126          30         252
                           ----     ------      ------      ------
   Net income .........    $897     $1,283      $5,045      $2,618
                           ====     ======      ======      ======

     The joint venture's revenues for the six months ended June 30, 1998 include a $3.2 million gain on the sale of two aircraft engines.

     The Company's investments in affordable housing investments through limited partnerships range between a total ownership percentage of 7.1% to 11.6% as of June 30, 1998. Echelon recorded losses of $.6 million and $.8 million on these investments for the six months ended June 30, 1998 and 1997, respectively.

     During 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing tax credit limited partnerships. Echelon has funded $19.1 million and $13.4 million of these commitments as of June 30, 1998 and December 31, 1997, respectively. The total commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated balance sheets. As of June 30, 1998, the remaining commitments to be funded within one year are $4.0 million and are included in the current portion of funding for limited partnership investments, and commitments to be funded thereafter are $2.7 million and are included in other long-term liabilities on the consolidated balance sheet. The Company's overall investment return includes both the tax benefits resulting from the losses generated by these investments and the realization of the housing tax credits from the investments.

(7) EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits related to the Company's investment in affordable housing limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previously deferred taxes and current effective tax rates.

(8) RELATED PARTY TRANSACTIONS

     In April 1998, the Board of Directors approved an interest-free loan program for Executive Officers for the purpose of assisting the Executive Officers in meeting tax liabilities associated with the lapse of restrictions on restricted Common Stock. During May 1998, the Company issued $.3 million of unsecured promissory notes to two Executive Officers in conjunction with this loan program. The promissory notes mature in April 2003. The Company recognized $.1 million in salary expense in conjunction with the imputation of interest on these promissory notes.

                       ECHELON INTERNATIONAL CORPORATION

(9) COMMITMENTS AND CONTINGENCIES

     The Company is subject to regulation with respect to the environmental effects of its operations. The Company's disposal of hazardous waste through third party vendors may result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company may be responsible for environmental cleanup at certain sites. Based on information currently available to the Company, Echelon estimates that its share of liability for cleaning up these sites ranges from $.1 million to $1.0 million, and has reserved $.2 million for potential costs. Management currently believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's results of operations, financial condition or liquidity.

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and had outstanding construction commitments with contractors with remaining amounts totaling $37.9 million at June 30, 1998.

     As of June 30, 1998, Echelon had a total of 11 contingent contracts, letters of intent or joint venture agreements, subject to the Company's final due diligence, to acquire land for the development of an estimated 3,100 multi-family residential units at an aggregate estimated development cost of $247.0 million.

     Through a previous partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by the former partnership. The contingent liability reduces over time as those who were residents at the time of the sale of the Company's interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $26.5 million as of December 31, 1997. The Company considers the incidence of this liability to be remote based on asset values and the indemnification agreement from the current owners to the Company.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company adopted this standard as of January 1, 1998.

                       ECHELON INTERNATIONAL CORPORATION

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--(CONTINUED)

                                                                THREE MONTHS          SIX MONTHS
                                                                    ENDED                ENDED
                                                                  JUNE 30,             JUNE 30,
                                                              -----------------   -------------------
                                                                1998      1997       1998       1997
                                                              --------   ------   ---------   -------
                                                                           (IN MILLIONS)
                                                                            (UNAUDITED)
   Net income .............................................    $ 2.9      $1.4     $  6.3      $5.3
                                                               -----      ----     ------      ----
   Other comprehensive income, net of tax:

    Change in unrealized holding gain on available-for-sale
      securities during period ............................      (.5)      1.3         .1        .9
    Less: reclassification adjustment for realized gains
        included in net income ............................      (.1)       --       (1.1)       --
                                                               -----      ----     ------      ----
      Other comprehensive income ..........................      (.6)      1.3       (1.0)       .9
                                                               -----      ----     ------      ----
   Comprehensive income ...................................    $ 2.3      $2.7     $  5.3      $6.2
                                                               =====      ====     ======      ====

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt this standard for the quarter ended September 30, 1999 and, based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Echelon International Corporation is a real estate company which develops, owns and manages commercial and multi-family residential real estate (the "Real Estate Business"). The Company also owns and manages a portfolio of financial assets consisting primarily of leased aircraft and other assets and collateralized financing of commercial real estate and aircraft (the "Leasing and Lending Business"). Echelon is continuing to withdraw from the aircraft and real estate lending business to focus on its core real estate operations.

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

     The Company's operations for the six months ended June 30, 1998 include the following transactions:

   /bullet/ The sale of 6.57 acres of land in Carillon Park for $2.7 million, resulting in a pre-tax gain of $1.1 million.

   /bullet/ The sale of two aircraft engines by Progress Potomac Capital
            Ventures, in which Echelon has a 50% interest, for $5.7 million, resulting in a pre-tax gain of $1.6 million to Echelon.

   /bullet/ The collection in full of a $3.0 million real estate loan receivable from Madison Building, Inc. which was originally scheduled to mature in November 1998. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded, resulting in after-tax income of $1.0 million.

   /bullet/ The collection of a $2.3 million deferred rent note receivable from Continental Airlines which was originally scheduled to mature in 2000.

   /bullet/ The purchase of the land for the development of ECHELON AT
            NORTHLAKE, a 256-unit multi-family residential community in Atlanta, Georgia, at a cost of $4.0 million. Construction is planned to begin in the third quarter of 1998.

   /bullet/ The ongoing construction of two multi-family residential communities, ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE, both located in the Gateway Area of Tampa Bay, and ongoing construction and tenant improvements on four commercial projects; BAYBORO STATION, CENTRAL STATION (FORMERLY KNOWN AS SOUTHCORE COMMERCIAL), MCNULTY PARKING GARAGE and CASTILLE AT CARILLON. Total capital expenditures for all developments were $40.6 million in the first half of 1998.

     Because of the Company's on-going execution of targeted strategies, including dispositions of non-strategic assets and pursuit of additional strategic initiatives, the results of operations in the second quarter and first six months of 1998 are not necessarily indicative of future results.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

     Net income for the three months ended June 30, 1998 was $2.9 million or $.43 and $.41 basic and diluted earnings per share, respectively. Net income for the six months ended June 30, 1998 was $6.3 million or $.93 basic and $.91 diluted earnings per share, respectively. This compares to net income of $1.4 million or $.21 basic and diluted earnings per share and $5.3 million or $.78 basic and diluted earnings per share for the same periods in 1997.

REVENUES

     Sales and revenues for the three months ended June 30, 1998 decreased $.3 million and decreased $2.2 million for the first six months of 1998, in comparison with the same periods in 1997. The decrease in sales and revenues is primarily due to a decrease in interest income from leasing and lending operations, as further discussed below.

     Sales of development properties and development rights in the first six months of 1998 were $3.1 million compared to $.3 million in the first six months of 1997. The increase in the sales of development properties and development rights resulted from the sales of land and development rights in CARILLON PARK in the first six months of 1998. The CARILLON PARK land sale was to a third party owner for land contiguous to the owner's current land holdings. The sale of development rights in CARILLON PARK was to a third party owner for further development of its current land holdings. Echelon intends to develop much of the unsold CARILLON PARK land for its own account and, if and when market conditions warrant, to possibly market the remaining land to third parties. Rental, other operations and marina revenues for first six months of 1998 decreased $.8 million over the same period in 1997 primarily due to the Company's decision to discontinue the sale of boats as a component of marina operations.

     As part of Echelon's strategy to focus on real estate development, Echelon has invested in, and intends to invest further in, affordable housing developments entitled to the benefits of housing tax credits. The Company's overall investment return includes both the tax benefits resulting from the losses generated by these investments and the realization of the housing tax credits from the investments. Equity in losses of real estate partnerships reduced revenue for the three and six months ended June 30, 1998 by $.1 million and $.6 million, respectively. Equity in losses on these same investments reduced revenue for the three and six month periods ended June 30, 1997 by $.3 million and $.8 million, respectively. These losses occurred as a result of the Company recording its share of losses from housing tax credit limited partnerships. The Company recorded a $.6 million and $1.3 million tax credit for the three and six months ended June 30, 1998, respectively, as reduction of income tax expense.

     Interest income from leasing and lending operations for the six months ended June 30, 1998 declined by $1.9 million compared to the first half of 1997 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate acquisition and development.

     Equity in earnings of unconsolidated partnerships decreased $.2 million and increased $.3 million, respectively, in the three and six months ended June 30, 1998 as compared to the same periods in 1997. The increase for the six months ended June 30, 1998 is due primarily to the $1.6 million pretax gain on the sale of an asset in January 1998 in a joint venture in which Echelon has a 50% interest. Revenues in the six months of 1997 included $.9 million from a pretax gain on the sale of an asset in a partnership in which Echelon had approximately a 26% interest. As of December 31, 1997, the Company had no ownership interest in this partnership.

     During the first half of 1998, there were no gains on sales of loans. The gain on sale of loans of $4.1 million in the six months ended June 30, 1997 was the result of the recognition of a deferred gain on loans receivable that were sold.

     Investment income and realized gain on sale of investments increased $1.4 million for the six months ended June 30, 1998 in comparison with the same period of 1997 primarily as a result of $1.8 million of net gains on sales of marketable securities in the six months ended June 30, 1998.

OPERATING EXPENSES

     Operating expenses for the three and six months ended June 30, 1998 decreased by $1.9 million and $1.6 million, respectively, compared to the same periods in 1997.

     Rental, other operations and marina expenses decreased $1.5 million during the six months ended June 30, 1998 as compared to the same period in 1997 primarily due primarily to the Company's decision to discontinue the sale of boats, as discussed above.

     Interest expense on long-term debt, net of amounts capitalized, decreased $1.3 million and $2.6 million during the three and six months ended June 30, 1998, respectively, compared to the same periods 1997 due to the reduction of debt resulting from loan receivable sales and payoffs and asset sales and the refinancing of the Company's debt at a lower interest rate in the fourth quarter of 1997.

     The provision for (recovery of) lease, loan and real estate losses was $(1.6) million for the six months ended June 30, 1998 as a result of complete repayment of a real estate loan for which the Company had previously recorded a $1.6 million allowance for loan losses.

     Marketing and other administrative expenses were $2.2 million and $5.1 million in the three and six months ended June 30, 1998, respectively. This compares to marketing and other administrative expenses of $1.8 million and $4.6 million in the same periods of 1997. This represents a $.5 million increase during the six months ended June 30, 1998 as compared to the same period in 1997. In both 1998 and 1997, marketing and other administrative expenses include the full year accrual of management incentive and long-term incentive compensation recorded as a result of the Company achieving the annual 1998 and 1997 goals in the first quarter of each of the years, respectively. In addition, prior to the formation of the Company's multi-family and commercial pipeline of potential projects, certain costs were appropriately expensed rather than capitalized. As specific projects are approved, costs related to these projects will be capitalized.

     Other income of $1.4 million in the six months ended June 30, 1997 was primarily the result of a $1.3 million gain related to the sale of the Company's interest in a previously written-off oil rig lease.

EXTRAORDINARY ITEM

     The Company had no extraordinary items during the six months ended June 30, 1998. During the six months ended June 30, 1997, the Company recorded an after-tax extraordinary loss of $(.8) million on the write-off of $1.3 million of financing costs related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES OF LIQUIDITY

     The Company's sources of liquidity have been primarily from the continued maturity and collection of Echelon's loan portfolio, proceeds from the sale of certain non-strategic assets, operating cash flow and, with respect to Echelon's real estate development, from project-based and other financings. Future sources of funds may also come from the capital markets.

     At the Distribution date, Echelon and Florida Progress entered into a distribution agreement, which requires Echelon to maintain liquidity levels of at least $25.0 million and $17.0 million throughout 1998 and 1999, respectively.

  CASH FLOW USED IN OPERATING ACTIVITIES

     Cash flow used in operating activities was $.3 million for the six months ended June 30, 1998. The primary use of $4.6 million of cash related to previously deferred tax liabilities becoming due and payable as a result of collections of lease payments. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees, which are included in cash flows from investing activities. The primary source of cash was an increase in accounts payable and other liabilities of $1.9 million.

  CASH FLOW USED IN INVESTING ACTIVITIES

     Echelon's net cash flow used in investing activities for the first six months of 1998 was $3.0 million. The foregoing cash flows reflect the $15.8 million in proceeds received from the collection of leases and loans. The collection of leases and loans includes $2.3 million from Continental Airlines for the payoff of a deferred rent note receivable originally scheduled to mature in 2000 and $3.0 from Madison Building, Inc. for the payoff of a real estate loan originally scheduled to mature in November 1998. Echelon expects investing activities to continue to be a net use of funds as Echelon continues to build the Real Estate Business. Purchases of marketable securities, including debt securities with maturities greater than three months, were $7.7 million and proceeds from sales of marketable securities were $26.7 million during the six months ended June 30, 1998.

     Capital expenditures, which are reported as real estate property additions, were $40.6 million for the six months ended June 30, 1998. The capital expenditures were primarily for the ongoing construction of two multi-family residential communities, ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE, the land purchase for the development of ECHELON AT NORTHLAKE and construction and tenant improvements on four commercial projects, BAYBORO STATION, CENTRAL STATION (FORMERLY KNOWN AS SOUTHCORE COMMERCIAL), MCNULTY GARAGE and CASTILLE AT CARILLON. For the remainder of 1998, capital expenditures for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $33.0 million to $53.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash and marketable securities.

  CASH FLOW FROM FINANCING ACTIVITIES

     During the six months ended June 30, 1998, the Company made draws on the BAY ISLE KEY construction loan of $9.0 million and scheduled loan repayments on the Company's outstanding debt of $2.5 million.

  OFF-BALANCE SHEET RISK

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and had outstanding construction commitments with contractors with remaining amounts totaling $37.9 million at June 30, 1998.

     As of June 30, 1998, Echelon had a total of 11 contingent contracts or letters of intent, subject to the Company's final due diligence, to acquire land for the development of an estimated 3,100 multi-family residential units at an aggregate estimated development cost of $247.0 million. No assurance can be given that Echelon will acquire this land or develop the multi-family residential units or that the Company will be able to secure financing for the construction of these developments.

     Through a previous partnership, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners were to fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, Echelon could be liable for an additional $26.5 million as of December 31, 1997. Echelon considers the incidence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

GENERAL OVERVIEW OF STRATEGIC PLAN

     The overriding objective of the Echelon management team, and of all Echelon's employees, is to create superior long-term value for stockholders.

     To achieve this objective, Echelon will dynamically grow its real estate assets and operations through the execution of targeted strategies. While these targeted strategies evidence the Company's best decisions to date, the strategies are flexible enough to be recast to deal with changing economic conditions, capital market fluctuations, business cycles and other market conditions. Echelon continuously evaluates its strategic direction and the section below updates and summarizes Echelon's current strategies.

  MULTI-FAMILY

     As previously communicated, multi-family residential development has been identified as the primary driver of Echelon's growth over the next five years. During the next five years, Echelon expects to develop or acquire 20 to 40 multi-family residential communities, each comprised of approximately 150 to 350 units. Included in these developments are two to five affordable housing developments of 150 to 250 units each. Within the next 12 months, the Company plans to be under construction on approximately 2,400 to 3,800 units. In consideration of market opportunities, the Company intends to integrate its build-and-hold developments with merchant build developments to maximize stockholder return.

     Echelon is capitalizing on the opportunity provided by its existing inventory of property in the Tampa Bay area as well as pursuing other locations in the southeast and southwest United States. Currently, the following multi-family communities are, or will be, under development in 1998:

   /bullet/ Construction of the clubhouse and the first 8 buildings, of a total of 14 buildings, for ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community in the Gateway area of Tampa Bay, were completed through July 1998. Leasing is in process and to date, over 150 units have been leased. Construction will be completed by the fourth quarter of 1998, with stabilization projected to be ahead of the original schedule.

   /bullet/ Phase Two of ECHELON AT BAY ISLE KEY, which will add up to 84 units to the community, is planned to begin construction in the next six months.

   /bullet/ In CARILLON PARK, construction has begun on the 314 units of Phase
            One of ECHELON AT THE RESERVE. In total, CARILLON PARK has remaining capacity for 1,169 units.

   /bullet/ ECHELON AT NORTHLAKE, located in Atlanta, Georgia, will be a
            256-unit multi-family residential community. The land for the development was purchased in May 1998 at a cost of $4.0 million, and construction is planned to begin in the third quarter of 1998.

   /bullet/ ECHELON AT WOODLAND PARK, located in Tulsa, Oklahoma, will be a
            232-unit multi-family residential community. The land for the development was purchased in July 1998 at a cost of $1.0 million, and construction is planned to begin in the third quarter of 1998.

     Next, to achieve geographic diversity, the Company has established a pipeline of development sites in select markets in the southeast and southwest United States. Initial target markets are identified using a sophisticated proprietary software system, rather than by random market visits. The market research software delivers a more objective and pragmatic assessment of markets, while minimizing the time necessary to screen potential markets. Following initial target market selection, markets are inspected by experienced Echelon management. This systematic approach may reduce the market selection cycle time and allow Echelon developers the opportunity to identify and reach a target market ahead of competition and site price escalation. This software system also assists in designing the appropriate community for each target market.

     As of August 1998, Echelon's development program has produced the current pipeline of 10 sites under contract, letter of intent or joint venture negotiations, subject to the Company's final due diligence. The Company's pipeline currently includes the following developments:

                                            ESTIMATED
                                             NUMBER
DEVELOPMENT NAME                            OF UNITS    LOCATION
----------------------------------------   ----------   ---------------------------
Echelon at Briargate ...................        395     Colorado Springs, Colorado
Echelon at Twenty Mile Village .........        326     Parker, Colorado
Echelon at Keller Town Center ..........        276     Keller, Texas
Echelon at Lakeside ....................        168     Plano, Texas
Echelon at Mission Ranch ...............        294     Mesquite, Texas
Echelon at Chaney Place ................        300     Orlando, Florida
Echelon at Uptown ......................        200     Orlando, Florida
Echelon at the Ballpark ................        393     Memphis, Tennessee
Echelon at Watters Creek ...............        185     Allen, Texas
Echelon at Memorial Creek ..............        292     Tulsa, Oklahoma
                                                ---
   Total ...............................      2,829
                                              =====

     The Company expects to maintain an active pipeline of ten to twenty sites in target markets.

     The Company also plans to develop and manage affordable housing communities that are entitled to the benefits of Housing Tax Credits. Echelon has resubmitted the application to the State of Florida for ECHELON AT BAYBRIDGE. The development of this 228-unit multi-family residential community on the Company's 4th Street property requires the housing tax credits to be awarded by the Florida Housing Finance Corporation.

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

     Currently, the following commercial projects, all located in the Tampa Bay area, are under development:

   /bullet/ The construction and improvements for BAYBORO STATION (80,991 rentable square feet) were completed in the second quarter of 1998. Florida Power Corporation has leased 100% of the building under a 10-year lease and moved into the building in April and May of 1998.

   /bullet/ The construction and tenant improvements for CENTRAL STATION
            (FORMERLY KNOWN AS SOUTHCORE COMMERCIAL) (133,279 rentable square feet) were completed in the second quarter 1998. Florida Power Corporation has leased 100% of the building under a 15-year lease and moved into the building in June and July of 1998.

   /bullet/ The construction of MCNULTY PARKING GARAGE, containing 714 parking spaces and 9,000 square feet of ground floor retail space, is continuing with an on-schedule completion date in December 1998. MCNULTY PARKING GARAGE will provide parking for the tenants of CENTRAL STATION, MCNULTY STATION and BARNETT TOWER.

   /bullet/ The construction of CASTILLE AT CARILLON, which is two office buildings totaling 103,900 square feet, began in May 1998. Echelon plans to occupy approximately 25,000 square feet as its corporate headquarters as the Company has leased 100% of the office space currently occupied in BARNETT TOWER. The Company also has letters of intent for over 15,000 rentable square feet from third party tenants and is currently in discussion with other third party tenants for an additional 30,000 rentable square feet.

   /bullet/ 700 CARILLON, a 147,100 square foot office building, will provide state-of-the-art building technology, along with parking of five cars per thousand rentable square feet of office space. The design of 700 CARILLON is complete and ready to submit for building permits. The construction of the office building will commence when anchor tenants are secured.

   /bullet/ The conceptual design plans are continuing for CARILLON TOWN
            CENTER, an entertainment, retail, office, hotel and athletic club project, designed to add amenities to CARILLON PARK. Construction will commence when anchor tenants are secured. The ownership structure of CARILLON TOWN CENTER may include ownership by Echelon, joint ventures, or the sales of land for development to third parties.

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

  REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES

     The real estate management and brokerage services business segment is complementary to the Company's multi-family and commercial real estate operations. Growth is expected to occur primarily as a result of the growth in the multi-family and commercial real estate operations, and the growth of third-party revenue associated with leasing and property and asset management. In addition, Echelon continues to evaluate the acquisition of real estate management and/or brokerage companies as opportunities become available. Some growth in the real estate management and brokerage services is expected to come from strategic acquisitions.

  INVESTMENTS IN FINANCIAL ASSETS

     The Company generally plans to hold its leveraged lease portfolio until maturity or until market values exceed termination values. At that time, the Company will either sell or re-lease the assets, depending upon which alternative provides the greatest risk-adjusted return. The Company will continue to execute a financial strategy that integrates the tax benefits provided by its investments in affordable housing limited partnerships with the deferred tax liability of the leveraged lease portfolio in order to reduce its federal income tax liability.

     Operating leases and direct finance leases in aircraft and related equipment will continue to be actively managed to maximize their value, which may include the sale of the assets.

     Significant transactions involving the Company's investment in financial assets during the six months ended June 30, 1998 include the following:

   /bullet/ During the six months ended June 30, 1998, a joint venture in which Echelon has a 50% interest, sold two aircraft engines which resulted in a pre-tax gain of $1.6 million to the Company.

   /bullet/ During the three months ended June 30, 1998, Echelon was paid in full on a deferred rent note receivable of $2.3 million from Continental Airlines. The note receivable was originally scheduled to mature in 2000.

   /bullet/ During the three months ended June 30, 1998, Echelon was paid in full on a $3.0 million real estate loan from Madison Building, Inc. The real estate loan was originally scheduled to mature in November 1998. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded, resulting in after-tax income of $1.0 million.

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The Company considers certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because such statements involve risks and uncertainties, actual strategies and the timing, and expected results thereof, may differ materially from those expressed or implied by such forward-looking statements.

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

   /bullet/ Currently, substantially all of Echelon's owned real estate properties are located in the State of Florida, primarily in the Tampa Bay area, including St. Petersburg and Tampa, and over 85% of Echelon's commercial rental space (measured by rentable square footage) is located in this area. Due to this current lack of geographical diversification, Echelon is dependent upon the continued demand for office, multi-family residential, industrial and other commercial space in the Tampa Bay area. Echelon may be adversely affected in the event the demand for office space in St. Petersburg or Tampa declines or the St. Petersburg or Tampa economy experiences a downturn. Like other real estate markets, the Florida commercial real estate market has experienced periodic economic fluctuations.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Echelon International Corporation was held on June 2, 1998. There were 6,802,484 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

     1) Election of Directors

        Class II - Terms expiring 2001

                                         VOTES FOR     VOTES WITHHELD
                                        -----------   ---------------
  Thomas W. Mahr ....................   6,145,997             90,673
  L. Raymond Eastin .................   6,195,119             41,551

     2) Ratification of appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for fiscal year 1998:

Votes for .............   6,175,936
Votes against .........   19,372
Abstentions ...........   41,362

ITEM 5. OTHER INFORMATION

     Echelon International Corporation issued a news release dated August 12, 1998, announcing 1998 second quarter financial results. A copy of the news release is filed as Exhibit 99.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


 EXHIBIT
   NO.                                          DESCRIPTION
--------   ------------------------------------------------------------------------------------
   27      Financial Data Schedule of Echelon International Corporation
   99      Echelon International Corporation News Release dated August 12, 1998 regarding 1998 second quarter financial results.

     (b) Reports on Form 8-K:

         On May 28, 1998, Echelon International Corporation filed the following report on Form 8-K:

         Form 8-K dated May 28, 1998, reporting under Item 5 "Other Events" the information to be included in investor information sessions held subsequent to the Company's Annual Meeting on June 2, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME AND SIGNATURE                       TITLE                     DATE
--------------------------------   ------------------------------   ----------------
/s/  LARRY J. NEWSOME              Principal Financial Officer      August 13, 1998
     ---------------------------   Senior Vice President and
     Larry J. Newsome
                                   Chief Financial Officer
/s/  JAMES R. HOBBS, JR.           Principal Accounting Officer     August 13, 1998
     ---------------------------   Vice President and Controller
     James R. Hobbs, Jr.