Form 10-Q
period 1998-09-30
ECHELON INTERNATIONAL CORP
filed 1998-11-13
CIK 1023275

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10-Q

[X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]


FOR THE TRANSITION PERIOD FROM_______________ TO ________________

                          COMMISSION FILE NO 001-12211

                        ECHELON INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 FLORIDA                                   59-2554218
----------------------------------------        -------------------------------
        (State of incorporation)                        (I.R.S. Employer
     One Progress Plaza, Suite 1500                  Identification Number)
      St. Petersburg, Florida 33701                 Telephone (727) 803-8200
(Address of principal executive offices)        (Registrant's telephone number)


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

     Common stock, par value $.01 per share, 6,681,943 shares, as of November 13, 1998


================================================================================

                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
PART I.

    Item 1.   Financial Statements...............................................     2

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................    13

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........    25


PART II.

    Item 4.   Submission of Matters to a Vote of Security Holders................    25

    Item 5.   Other Information..................................................    25

    Item 6.   Exhibits and Reports on Form 8-K...................................    25


Signatures.......................................................................    26

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ECHELON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                 1998          1997
                                                                              ------------   -----------
                                                                              (UNAUDITED)
                                                                         (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                     ASSETS
REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
Real estate, net (Note 2) ...............................................        $171.7       $115.1
Aircraft under operating lease (net of accumulated depreciation of
  $9.2 and $8.4 million, respectively) ..................................           3.3          4.1
Leases and loans receivable, net (Note 3) ...............................         198.4        196.3
Investments in and advances to unconsolidated partnerships (Note 7) .....          22.5         47.2
                                                                                  ------       -----
                                                                                  395.9        362.7
                                                                                 ------        -----
ASSETS HELD FOR SALE (Note 4) ...........................................           2.3          2.5
                                                                                 ------       -----
CURRENT ASSETS:
Cash and equivalents (includes restricted deposits of $1.1 million
  and $1.5 million, respectively) .......................................           9.4          7.8
Marketable securities ...................................................          22.2         42.0
Accounts receivable, net ................................................           1.0          1.2
Current portion of leases and loans receivable ..........................          43.6         39.8
Inventories, at cost ....................................................            .9          1.1
Other ...................................................................            .9          1.7
                                                                                 ------        -----
          Total current assets ..........................................          78.0         93.6
                                                                                 ------        -----

OTHER NON-CURRENT ASSETS ................................................           2.6          1.7
                                                                                 ------        -----
          Total assets ..................................................        $478.8       $460.5
                                                                                 ======        =====
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and other liabilities ..................................        $ 11.0       $  6.1
Accounts and interest payable to former parent ..........................          --            1.3
Current portion of funding for limited partnership investments (Note 7) .           4.9          9.5
Current portion of deferred income taxes ................................          14.1          8.4
Current portion of long-term debt (Note 5) ..............................          12.7         12.2
                                                                                 ------        -----
          Total current liabilities .....................................          42.7         37.5

LONG-TERM DEBT (Note 5) .................................................          85.7         64.9
DEFERRED INCOME TAXES ...................................................         133.0        145.8
OTHER LIABILITIES .......................................................            .4          3.2

COMMITMENTS AND CONTINGENCIES (Note 10) ................................
                                                                                 ------        -----
          Total liabilities .............................................         261.8        251.4
                                                                                 ------        -----
STOCKHOLDERS' EQUITY (Note 6):
Preferred stock, $.01 par value, 10,000,000 shares authorized,
  none issued ...........................................................          --          --
Common stock, $.01 par value, 25,000,000 shares authorized,
  6,884,181 issued and  6,811,243 outstanding in 1998, and 6,785,241
  issued and 6,716,722 outstanding in 1997 ..............................            .1           .1
Additional paid in capital ..............................................         281.7        279.5
Retained deficit ........................................................         (62.1)       (70.5)
Unrealized gain (loss) on available-for-sale securities, net of tax .....           (.2)         1.5
Treasury stock, at cost (72,938 shares in 1998 and 68,519 shares in 1997)          (1.6)        (1.5)
Unearned compensation ...................................................           (.9)        --
                                                                                 ------        -----
          Total stockholders' equity ....................................         217.0        209.1
                                                                                 ------        -----
          Total liabilities and stockholders' equity ....................        $478.8       $460.5
                                                                                 ======        =====

        The accompanying notes are an integral part of these consolidated financial statements.


                        ECHELON INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS               NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                             ----------------------    ----------------------
                                                                                1998       1997          1998         1997
                                                                             --------    ---------     --------    ----------
                                                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   (UNAUDITED)
SALES AND REVENUES:
Real estate operations:
    Rental, other operations and marina revenues .......................     $    6.5    $    5.9      $   16.4    $   16.6
    Sales of development properties and development rights .............         --            .5           3.1          .8
    Equity in losses of limited partnership investments ................         (1.1)        (.2)         (1.7)       (1.0)
Leasing and lending operations:
    Earned income on finance and operating leases ......................          2.2         1.3           4.4         3.6
    Interest income ....................................................          1.0         1.4           3.2         5.5
    Equity in earnings of unconsolidated partnerships ..................           .2          .8           2.7         3.0
    Gain on sale of loans ..............................................         --          --            --           4.1
Investment income and realized gain on sale of investments .............           .5          .9           3.5         2.5
                                                                               ------      ------        ------      ------

                                                                                  9.3        10.6          31.6        35.1
                                                                               ------      ------        ------      ------

OPERATING EXPENSES:
Rental, other operations and marina expenses ...........................          4.3         4.7           9.6        12.4
Cost of development properties and development rights sold .............         --            .5           1.6          .8
Depreciation ...........................................................          1.7         1.1           4.4         3.6
Provision for (recovery of) lease, real estate and loan losses .........         --          --            (1.6)        (.7)
Interest expense on long-term debt, net of amounts capitalized .........          1.5         1.9           4.1         7.1
General and administrative .............................................           .9         1.2           6.0         4.9
Other (income) expenses, net ...........................................          (.1)        (.4)          (.1)       (1.8)
                                                                               ------      ------        ------      ------

                                                                                  8.3         9.0          24.0        26.3
                                                                               ------      ------        ------      ------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ......................          1.0         1.6           7.6         8.8

INCOME TAX (BENEFIT) EXPENSE ...........................................          (.3)         .2          --           1.3
                                                                               ------      ------        ------      ------

INCOME BEFORE EXTRAORDINARY ITEM                                                  1.3         1.4           7.6         7.5
EXTRAORDINARY ITEM:
    Gain on settlement of debt, net of income tax expense of $.4 million           .8        --              .8        --
    Loss on extinguishment of debt, net of income tax benefit
       of $.1 million and $.5 million, respectively ....................         --           (.1)         --           (.9)
                                                                               ------      ------        ------      ------

NET INCOME .............................................................     $    2.1    $    1.3      $    8.4    $    6.6
                                                                               ======      ======        ======      ======
Basic earnings per common share:
    Income before extraordinary item ...................................     $    .19    $    .20      $   1.12    $   1.10
    Extraordinary item, net of tax .....................................          .12        (.01)          .12        (.13)
                                                                                ------      ------        ------      ------

    Net income per common share ........................................     $    .31   $     .19     $    1.24   $     .97
                                                                                ======      ======        ======      ======

Diluted earnings per common share:
    Income before extraordinary item ...................................     $    .19   $     .20     $    1.10   $    1.10
    Extraordinary item, net of tax .....................................          .12        (.01)          .12        (.13)
                                                                                ------      ------        ------      ------

    Net income per common share ........................................     $    .31   $     .19     $    1.22   $     .97
                                                                                ======      ======        ======      ======

Basic weighted average shares of common stock outstanding ..............          6.8         6.8           6.8         6.8
                                                                                ======      ======        ======      ======

Diluted weighted average shares of common stock outstanding ............          6.9         6.8           6.9         6.8
                                                                                ======      ======        ======      ======

        The accompanying notes are an integral part of these consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                                -------------------
                                                                                   1998      1997
                                                                                --------   --------
                                                                                   (IN MILLIONS)
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
     Net income ...........................................................     $   8.4    $   6.6
     Adjustment to reconcile net income to cash provided by operating activities:
         Depreciation and amortization of financing costs .................         4.6        4.3
         Extraordinary (gain) loss on (settlement) extinguishment of debt .        (1.2)       1.4
         Deferred income taxes ............................................        (7.1)      (6.2)
         Amortization related to finance leases ...........................        (1.8)      (1.2)
         Provision for (recovery of) lease, loan and real estate losses ...        (1.6)       (.7)
         Stock-based compensation expense .................................          .7        --
         Gain on sale of assets ...........................................        (3.5)      (4.2)
         Equity in income of unconsolidated partnerships, net .............        (1.0)      (2.0)
         Changes in working capital:
              Accounts payable and other liabilities ......................         5.5       (4.3)
              Other working capital changes ...............................         1.2        2.4
         Other ............................................................         (.5)       4.6
                                                                                  -----      -----

                                                                                    3.7         .7
                                                                                  -----      -----
INVESTING ACTIVITIES:
     Purchases of marketable securities ...................................        (7.9)     (57.1)
     Proceeds from sales of marketable securities .........................        26.7       15.6
     Proceeds from sales and collections of leases and loans ..............        18.4       76.5
     Real estate property additions and other capital expenditures ........       (62.0)      (7.8)
     Net proceeds from sales of real estate properties, development rights
       and assets held for sale ...........................................         3.1         .4
     Contributions to unconsolidated partnerships .........................        (7.5)      (7.3)
     Distributions from unconsolidated partnerships .......................         6.5        9.6
                                                                                  -----      -----

                                                                                  (22.7)      29.9
                                                                                  -----      -----
FINANCING ACTIVITIES:
     Issuance of long-term debt ...........................................        25.2       --
     Repayment of long-term debt ..........................................        (4.4)     (74.2)
     Issuance of common stock .............................................          .2       --
     Debt issuance costs ..................................................         (.3)      --
     Purchase of treasury stock ...........................................         (.1)      --
                                                                                  -----      -----

                                                                                   20.6      (74.2)
                                                                                  -----      -----

Net increase (decrease) in cash and equivalents ...........................         1.6      (43.6)
BEGINNING CASH AND EQUIVALENTS ............................................         7.8       63.3
                                                                                  -----      -----
ENDING CASH AND EQUIVALENTS ...............................................     $   9.4    $  19.7
                                                                                  =====      =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest, net of amounts capitalized .............................     $   4.0    $   6.7
                                                                                  =====      =====
         Income taxes, net of refunds .....................................     $   6.9    $   7.1
                                                                                  =====      =====
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING &
   FINANCING ACTIVITIES:
     Distribution of note receivable by unconsolidated affiliate ..........     $  --      $   3.0
                                                                                  =====       =====
     Distribution of net assets by unconsolidated partnership .............     $  19.1    $  --
                                                                                  =====       =====
     Issuance of common stock related to LTIP .............................     $    .4    $  --
                                                                                  =====       =====
     Change in unrealized gain (loss) on available-for-sale securities,
       net of tax effect of  $1.0 million in both 1998 and 1997 ...........     $  (1.7)   $   1.9
                                                                                  =====      =====
     Delayed equity amortization on leveraged leases ......................     $   1.2    $   1.2
                                                                                  =====      =====

       The accompanying notes are an integral part of these consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation ("Echelon" or the "Company") for the interim periods presented. Results of the third quarter of 1998 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain amounts previously reported in the Form 10-Q for the three and nine months ended September 30, 1997 have been reclassified to conform to the 1998 presentation.


(2)  REAL ESTATE

     The depreciable lives and carrying values of the Company's real estate are as follows:

                                                            DEPRECIABLE        SEPTEMBER 30,        DECEMBER 31,
                                                           LIVES (YEARS)           1998                 1997
                                                           -------------           ----                 ----
                                                                                (UNAUDITED)

                                                                                       (IN MILLIONS)
     Real estate held for and under development:
         Land and land improvements....................                          $  37.1               $  31.7
         Construction in progress......................                             26.6                   3.8
                                                                                  ------               -------
                                                                                    63.7                  35.5
                                                                                  ------                ------
     Income producing real estate:
         Land and land improvements....................                             16.5                  15.2
         Buildings and improvements....................         5-40               107.1                  78.0
         Equipment and other...........................         3-10                 4.2                   2.9
                                                                                 -------               -------

                                                                                   127.8                  96.1
                                                                                   -----                ------

                                                                                   191.5                 131.6
     Less: accumulated depreciation....................                             19.8                  16.5
                                                                                  ------                ------

                                                                                  $171.7                $115.1
                                                                                   =====                 =====

     Capitalized interest during the development of specific projects was $1.1 million and $.2 million during the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

(3)  LEASES AND LOANS RECEIVABLE

     At September 30, 1998 and December 31, 1997, investments in leases and loans receivable are as follows:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1998          1997
                                                 ------------   -----------
                                                 (UNAUDITED)

                                                        (IN MILLIONS)
       Finance leases:
           Rentals receivable ............        $  177.6       $  169.2
           Unguaranteed residual values ..           106.9          105.6
           Guaranteed residual values ....             6.0            6.0
           Unearned income ...............           (56.9)         (56.4)
           Deferred investment tax credits           (12.2)         (13.3)
                                                    ------         ------

               Total finance leases ......           221.4          211.1

       Commercial finance loans receivable            39.1           45.1
       Allowance for losses ..............           (18.5)         (20.1)
                                                    ------         ------

                                                     242.0          236.1
       Less: current portion .............            43.6           39.8
                                                    ------         ------

                                                  $  198.4       $  196.3
                                                    ======         ======

     Finance leases consist of direct finance leases and leveraged lease investments, primarily in aircraft. The majority of the leases have remaining terms of 7 to 12 years, with one lease currently scheduled to mature in 20 years. Rentals receivable from leveraged leases represent unpaid rentals less principal and interest on nonrecourse third-party debt. The Company's share of rentals receivable is subordinate to the debt holders who have security interests in the leased assets.

     The Company's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft. These loans are further collateralized, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, third party guaranties.

     During June 1998, the Company received complete repayment on a $3.0 million real estate loan that was considered to be impaired. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded.

     As of July 31, 1998, a joint venture in which Echelon had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. The net assets were recorded by the Company and represent the components of a direct finance lease for an aircraft leased to Continental Airlines through February 2002.

     During August 1998, the Company sold two aircraft engines which were in the Company's leveraged lease portfolio. The sale of the aircraft engines and the termination of the leveraged lease resulted in after-tax income of $.4 million to the Company.

     On November 3, 1998, the Company executed an extension and rate adjustment on a direct finance lease for the aircraft leased to Southwest Airlines. The lease was originally scheduled to mature in June 2004. The amended lease agreement will extend the maturity of the lease through June 2008. The lease extension was negotiated in order to utilize the lease as collateral for the funding of the Company's open market Common Stock buyback. Any remaining proceeds will be used to fund the development projects currently in the Company's pipeline. See further discussion of the loan in Note 5, "Long-Term Debt" and the Company's open market Common Stock buyback in Note 13, "Subsequent Events".

(4)  ASSETS HELD FOR SALE

     During the quarter ended September 30, 1998, the Company sold property classified as an asset held for sale at its net book value of $.2 million.

(5)  LONG-TERM DEBT

     The Company's long-term debt outstanding is as follows:

                                                                 INTEREST        SEPTEMBER 30,        DECEMBER 31,
                                                                   RATE              1998                 1997
                                                                   ----              ----                 ----
                                                                                  (UNAUDITED)

                                                                                           (IN MILLIONS)

     Northwestern Mutual Life Insurance Company .......          6.98%               $55.6                $45.0
     Salomon Brothers Realty Corp......................          7.13%(a)             12.9                 13.0
     SouthTrust Bank...................................          7.26%(a)             13.6                  -
     Delayed equity obligation on finance lease........         10.00%                16.3                 18.5
     Other.............................................          -                    -                     0.6
                                                                                   -------                -----

                                                                                      98.4                 77.1
     Less: current portion of long-term debt...........                               12.7                 12.2
                                                                                      ----                 ----

                                                                                     $85.7                $64.9
                                                                                      ====                 ====

     (a) Interest rate at September 30, 1998.

         In July 1997, the Company closed on a $16.5 million construction loan at an interest rate of LIBOR plus 1.60% per annum which is being utilized to fund development of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community on land the Company owns in the Gateway area of Tampa Bay, Florida. During the nine months ended September 30, 1998, the Company made construction draws on this loan totaling $13.6 million. The initial term of the construction loan is two years, with the ability to extend the loan for an additional five years from the completion of construction. Teacher's Insurance and Annuity Association of America ("TIAA") has committed to provide the permanent financing for this development, as discussed below.

     In April 1998, the Company closed on a $18.6 million construction loan at an interest rate of LIBOR plus 1.50% per annum which will be utilized to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community on land that the Company owns in CARILLON PARK in the Gateway area of Tampa Bay, Florida. As of September 30, 1998, Echelon had not made any construction draws on this loan. The Company will begin making construction draws after the Company's initial equity funding of $6.2 million of the construction costs, including a $2.2 million land contribution. The initial term of the construction loan is three years, with the ability to extend the loan for an additional two years from the completion of construction. TIAA has committed to provide the permanent financing for this development, as discussed below.

     In May 1998, the Company executed an amendment to the Salomon Brothers Realty Corp. loan which increased the amount of available credit on the existing loan to $30.0 million and reduced the interest rate on the entire loan to LIBOR plus 1.50% per annum. The loan is secured by Echelon's real estate loan portfolio and a commercial property, BAYBORO STATION.
The entire loan matures May 2000 with the ability to extend through May 2002.

     In May 1998, the Company executed a commitment letter with AmSouth Bank for a $50.0 million Advised Guidance Line of Credit. The proceeds from the line of credit will be used to provide the construction financing for multi-family and commercial projects in the Company's pipeline, as approved by AmSouth Bank. Each project financed under the line of credit will be a separate loan. The interest rate for each loan will be the lesser of the prime rate of interest or the LIBOR rate plus a defined number of basis points per annum. The term for each multi-family loan is 36 months and for each commercial loan is 30 months. The repayment terms of the loans are interest only, with the entire principal and any accrued interest due at the maturity of the loans.

     To date, the Company has closed on three loans under the AmSouth Bank $50.0 million Advised Guidance Line of Credit Agreement discussed above. The first loan, in the amount of $10.9 million, provides construction financing for CASTILLE AT CARILLON. The second loan, in the amount of $11.3 million, provides construction financing for ECHELON AT WOODLAND Park. A third loan, in the amount of $17.2 million, provides construction financing for ECHELON AT NORTHLAKE. As of September 30, 1998, the Company has not made any construction draws on these loans.

     In May 1998, Echelon also executed a commitment letter with TIAA for a $55.5 million loan at an interest rate of 7.15% per annum. The proceeds of the loan are to be used for the permanent financing of four specific projects. The loan is secured by the projects and funding will occur for each project based on specific conditions. Each disbursement will constitute a separate loan that will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments based on a 30-year amortization schedule. The remaining loans require monthly principal and interest payments based on a 30-year amortization schedule. Under the terms of the commitment, TIAA required the Company to remit a refundable application fee. The Company negotiated to provide stand-by letters of credit in lieu of the application fee, which will be reduced as the loans are funded. As of September 30, 1998, Echelon has a total of $1.1 million of certificates of deposits securing these letters of credit. The Company has not closed on any loans with TIAA as of September 30, 1998.

     In August 1998, the Company closed on a loan amendment with Northwestern Mutual Life Insurance Company which increased the amount of the existing loan by $11.0 million and reduced the interest rate on the entire loan to 6.98% per annum. The increase in the loan is secured by two commercial properties in Echelon's real estate portfolio, CENTRAL STATION and MCNULTY PARKING GARAGE. The entire loan matures seven years from the date of closing.

     In August 1998, the Company successfully negotiated a modification in an agreement with the University of Florida Foundation, Inc. As a result of the modification, a long-term debt obligation and related accrued interest were cancelled, which resulted in a $.8 million after-tax extraordinary gain to the Company. See further discussion included in Note 12, "Extraordinary Items".

     On November 3, 1998, the Company closed on a $13.0 million loan from Fleet Capital Corporation. The loan is at a 5.99% fixed rate of interest and matures June 2008. The proceeds of the loan will be used to fund the Company's open market Common Stock buyback. Any remaining proceeds will be used to fund the development projects currently in the Company's pipeline. The loan is secured by Echelon's direct finance lease with Southwest Airlines, as discussed in Note 3, "Lease and Loans Receivable". See discussion of the Company's open market Common Stock buyback included in Note 13, "Subsequent Events".

(6)  STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 1998, the Company had the following stockholders' equity related transactions:

/bullet/ Issuance of 90,181 shares of restricted Common Stock under the Echelon International Corporation Long-Term Incentive Plan ("LTIP") in accordance with executive employment contracts. In conjunction with the issuance of the restricted Common Stock, the Company recorded $1.6 million of unearned compensation and subsequently recognized $.7 million of compensation expense during the nine months ended September 30, 1998. The unearned compensation will be amortized as compensation expense over the vesting period of the restricted Common Stock.

/bullet/ Issuance of 146,500 stock options under the LTIP and the Echelon International Corporation 1996 Stock Option Plan ("SOP"). The stock options were granted at market value on the date of grant. The stock options granted under the LTIP are performance based options which cliff vest at the end of nine years with a provision for early vesting if certain performance goals are achieved. The stock options granted under the SOP vest over five years.

/bullet/ Issuance of 6,921 shares of Common Stock in conjunction with the Echelon International Corporation Employee Stock Purchase Plan.

/bullet/ Issuance of 1,838 shares of Common Stock and 4,000 stock options under the Echelon International Corporation Non-Employee Directors' Stock Plan.

/bullet/ Repurchase of 4,419 shares of Common Stock, which resulted in additional treasury stock, at cost, of $.1 million.

     The net income and common shares used to compute basic and diluted earnings per share is presented in the following table:

                                                                THREE MONTHS           NINE MONTHS
                                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             ------------------    ------------------
                                                               1998       1997       1998      1997
                                                             ------      ------    ------     -------
                                                                (Unaudited)           (Unaudited)

                                                              (In millions, except per share amounts)
BASIC
Weighted average number of shares:
    Average common shares outstanding                           6.8        6.8        6.8        6.8
                                                              =====      =====      =====      =====

Net income used to compute basic earnings per share:
    Net income                                              $   2.1    $   1.3    $   8.4    $   6.6
                                                              =====      =====      =====      =====

Basic earnings per common share                             $   .31    $   .19    $  1.24    $   .97
                                                              =====      =====      =====      =====

DILUTED
Weighted average number of shares:
    Average common shares outstanding                           6.8        6.8        6.8        6.8
    Dilutive effect for stock options and
       contingently issuable common shares                       .1        --          .1       --
                                                              -----      -----      -----      -----

    Weighted average shares                                     6.9        6.8        6.9        6.8
                                                              =====      =====      =====      =====

Net income used to compute diluted earnings per share:
    Net income                                              $   2.1    $   1.3    $   8.4    $   6.6
                                                              =====      =====      =====      =====

Diluted earnings per common share                           $   .31    $   .19    $  1.22    $   .97
                                                              =====      =====      =====      =====

     See discussion of the Company's open market Common Stock buyback included in Note 13, "Subsequent Events".

(7) CONDENSED STATEMENTS OF INCOME AND DISCLOSURES OF UNCONSOLIDATED
    PARTNERSHIPS

     As of July 31, 1998, a joint venture in which the Company had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. Presented below is summarized financial information for this aircraft equipment and leasing joint venture for the three and nine months ended September 30, 1998 and 1997, respectively. Amounts reflect 100% of the joint venture's balances and results of its operations through July 31, 1998, the date of dissolution.


                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                       ------------------                ------------------
                                        1998         1997                1998         1997
                                        ----         ----                ----         ----
                                                           (In millions)
                                                            (Unaudited)
     Revenues.......................    $294         $1,719             $5,369       $4,589

     Expenses.......................       5            129                 35          381
                                       -----         ------             ------       ------

     Net income.....................    $289         $1,590             $5,334       $4,208
                                         ===          =====              =====        =====

     The joint venture's revenues for the nine months ended September 30, 1998 include a $3.2 million gain on the sale of two aircraft engines.

     The Company's investments in affordable housing investments through limited partnerships range between a total ownership percentage of 7.1% to 11.6% as of both September 30, 1998 and December 31, 1997. The Company accounts for its investments in these limited partnerships by the equity method of accounting. Echelon recorded losses of $1.7 million and $1.0 million on these investments for the nine months ended September 30, 1998 and 1997, respectively.

     During 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing tax credit limited partnerships. Echelon had funded $13.4 million of these commitments as of December 31, 1997 and has funded an additional $7.5 million of the commitments during the nine months ended September 30, 1998.. The total commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated balance sheets. As of September 30, 1998, remaining commitments totaling $4.9 million are to be funded within one year and are included in the current portion of funding for limited partnership investments on the consolidated balance sheet. The Company's overall investment return includes both the tax benefits resulting from the losses on these investments and the realization of the housing tax credits on these investments.

(8)  EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits related to the Company's investment in affordable housing limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previously deferred taxes and current effective tax rates.

(9)  RELATED PARTY TRANSACTIONS

     In April 1998, the Board of Directors approved an interest-free loan program for Executive Officers for the purpose of assisting the Executive Officers in meeting tax liabilities associated with the lapse of restrictions on restricted Common Stock. During May 1998, the Company funded $.3 million to two Executive Officers in conjunction with this loan program. The promissory notes from the Executive Officers mature in April 2003. The Company recognized $.1 million in salary expense in conjunction with the issuance of these promissory notes.

(10) COMMITMENTS AND CONTINGENCIES

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

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and had outstanding construction commitments with contractors with remaining amounts totaling $30.1 million at September 30, 1998.

     As of September 30, 1998, Echelon had a total of 10 contingent contracts, letters of intent or joint venture agreements, subject to the Company's final due diligence, to acquire land for the development of an estimated 2,792 multi-family residential units at an aggregate estimated development cost of $250.0 million.

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

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                        STATEMENT OF COMPREHENSIVE INCOME

                                                                     THREE MONTHS        NINE MONTHS ENDED
                                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                  -------------------    -------------------
                                                                     1998    1997           1998      1997
                                                                     ----    ----           ----      ----

                                                                                (In millions)
                                                                                 (Unaudited)
     Net income                                                      $2.1    $1.3           $8.4     $6.6
                                                                      ---     ---            ---      ---
     Other comprehensive income, net of tax:
         Change in unrealized holding gain (loss) on available-
              for-sale securities during period.................     (.7)    1.0              .1      1.9
         Less: reclassification adjustment for realized
              gains included in net income......................      -       -             (1.8)     -
                                                                     ---     ---             ---     ---

              Other comprehensive income........................     (.7)    1.0           (1.7)     1.9
                                                                     ---     ---            ---      ---

         Comprehensive income                                       $1.4    $2.3           $6.7     $8.5
                                                                     ===     ===           ====      ===

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt this standard for the quarter ended September 30, 1999 and based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's consolidated financial statements.

(12) EXTRAORDINARY ITEMS

     In August 1998, the Company successfully negotiated a modification in an agreement with the University of Florida Foundation, Inc. ("Foundation"). As a result of the modification, a $.6 million long-term debt obligation owed by the Company and $.6 million of related accrued interest were cancelled by the Foundation, resulting in a $.8 million after-tax extraordinary gain to the Company. As a condition of the modification, Echelon constructed roads and other infrastructure totaling $.6 million on Company-owned land in the Progress Center Office Park. The infrastructure enhances both the Company's land and provides additional access to Foundation-owned land.

     During the nine months ended September 30, 1997, the Company recorded an after-tax extraordinary loss of $(.9) million on the write-off of $1.3 million of financing costs related to the early extinguishment of debt.

(13) SUBSEQUENT EVENTS

     On October 8, 1998, Echelon announced that the Company's Board of Directors authorized up to $15.0 million for the purchase of the Company's outstanding Common Stock in both the open market and privately negotiated transactions, as market conditions allow.

     As of November 13, 1998, the Company has repurchased and settled 129,300 shares of Common Stock, which results in additional treasury stock, at cost, of $2.6 million.
                                      -12-

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

     The Company's operations for the nine months ended September 30, 1998 include the following transactions related to the Company's ongoing multi-family residential and commercial development activities:

/bullet/ The sale of 6.57 acres of land in CARILLON PARK for $2.7 million, resulting in a pre-tax gain of $1.1 million.

/bullet/ The purchase of the land for the development of ECHELON AT NORTHLAKE, a 256-unit multi-family residential community in Atlanta, Georgia, at a cost of $4.0 million. Construction of the development began in November 1998.

/bullet/ The purchase of the land for the development of ECHELON AT WOODLAND PARK, a 232-unit multi-family residential community in Tulsa, Oklahoma, at a cost of $1.0 million. Construction of the development began in September 1998.

/bullet/ The purchase of land for the development of ECHELON AT MEMORIAL CREEK, a 292-unit multi-family residential community in Tulsa, Oklahoma, at a cost of $1.6 million. Construction is planned to begin in the fourth quarter of 1998.

/bullet/ The ongoing construction of three multi-family residential communities, ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE, both located in the Gateway Area of Tampa Bay, Florida, and ECHELON AT WOODLAND PARK, located in Tulsa, Oklahoma, and construction and tenant improvements on two commercial projects; MCNULTY PARKING GARAGE and CASTILLE AT CARILLON. Construction and tenant improvements on two additional projects, BAYBORO Station and CENTRAL STATION are complete as of September 30, 1998. Total capital expenditures for construction and tenant improvements were $61.0 million during the nine months ended September 30, 1998.

     The Company's operations for the nine months ended September 30, 1998 also include the following nonrecurring events and transactions:

/bullet/ The sale of two aircraft engines by Progress Potomac Capital Ventures ("PPCV"), in which Echelon had a 50% interest, for $5.7 million, resulting in a pre-tax gain of $1.6 million to Echelon.

/bullet/ The collection of a real estate loan receivable from Madison Building, Inc. The loan receivable was originally scheduled to mature in November 1998. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded.

/bullet/ The payoff of a $2.3 million deferred rent note receivable from Continental Airlines. The deferred note receivable was originally scheduled to mature in 2000.

/bullet/ The receipt of $19.1 million in net assets from the dissolution of the PPCV joint venture in which Echelon had a 50% interest. The net assets represent the components of a direct finance lease for an aircraft leased to Continental Airline through February 2002.

/bullet/ The sale of two aircraft engines to United Technologies, Inc. and the termination of the related leveraged lease, resulting in after-tax income of $.4 million.

/bullet/ The settlement of a $.6 million long-term debt obligation and related accrued interest of $.6 million, resulting in an after-tax extraordinary gain of $.8 million.

     Because of the Company's on-going execution of targeted strategies, including dispositions of non-strategic assets and pursuit of additional strategic initiatives made possible by the earlier than expected repayment of debt, the results of operations in the third quarter and first nine months of 1998 are not necessarily indicative of future results.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net income for the three and nine months ended September 30, 1998 was $2.1 million or $.31 for both basic and diluted earnings per share, and $8.4 million or $1.24 basic and $1.22 diluted earnings per share, respectively. This compares to net income of $1.3 million or $.19 basic and diluted earnings per share and $6.6 million or $.97 basic and diluted earnings per share for the same periods in 1997.

REVENUES

     Sales and revenues for the three and nine months ended September 30, 1998 decreased $1.3 million and $3.5 million, respectively, over the same periods in 1997. The decrease in sales and revenues is primarily due to the $4.1 million decrease in gain on sale of loans for the nine months ended September 30, 1998 in comparison with the same period of 1997.

     Rental, other operations and marina revenues for first nine months of 1998 decreased $.2 million compared to the same period in 1997 primarily due to $3.2 million decrease in marina revenues resulting from the Company's decision to discontinue the sale of boats as a component of marina operations. This decrease is offset by a $3.0 million increase in rental revenues which resulted from an overall increase in occupancy and rental rates for the Company's commercial properties, the 100% occupancy of the Company's commercial properties completed during 1998, BAYBORO STATION and CENTRAL STATION and the opening of the Company's first multi-family residential community, ECHELON AT BAY ISLE KEY, in late April 1998.

     Sales of development properties and development rights in the first nine months of 1998 were $3.1 million compared to $.8 million in the first nine months of 1997. The increase in the sales of development properties and development rights resulted from the sales of land and development rights in CARILLON PARK in the first nine months of 1998. The CARILLON PARK land sale was to an existing owner for land contiguous to the owner's land holdings. The sale of development rights in CARILLON PARK was also to an existing owner for further development on the owner's land holdings. Echelon intends to develop much of the unsold CARILLON PARK land for its own account and, if and when market conditions warrant, to possibly market the remaining land to third parties.

     As part of Echelon's strategy to focus on real estate development, Echelon has investments in affordable housing developments entitled to the benefits of housing tax credits. The Company's overall investment return includes both the tax benefits resulting from the losses on these investments and the realization of the housing tax credits on these investments. Equity in losses of real estate partnerships reduced revenue for each of the three and nine months ended September 30, 1998 and 1997 by $1.1 million and $1.7 million, and $.2 million and $1.0 million, respectively, as a result of the Company recording its share of losses from housing tax credit limited partnerships. The Company recorded
$.8 million and $2.1 million in tax credits for the three and nine months ended September 30, 1998, respectively, as reduction of income tax expense.

     Earned income on finance and operating leases increased $.8 million for the nine months ended September 30, 1998 as a result of the sale of two leveraged lease aircraft engines. The sale of the aircraft engines and the termination of the related leveraged lease resulted in additional revenues of $.6 million to the Company. In addition, $.3 million of lease revenues were recorded from the direct finance lease the Company received from the dissolution of a joint venture as of July 31, 1998. Prior to July 31, 1998, the income from the joint venture was reported in the "Equity in Earnings of Unconsolidated Partnerships" income statement line item.

     Interest income from leasing and lending operations for the nine months ended September 30, 1998 decreased by $2.3 million compared to the first nine months of 1997 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate development and acquisition.

     Equity in earnings of unconsolidated partnerships decreased $.6 million and $.3 million, respectively, in the three and nine months ended September 30, 1998 as compared to the same periods in 1997. The decrease for the three and nine months ended September 30, 1998 is due primarily to the dissolution of the joint venture partnership in which Echelon had a 50% interest as of July 31, 1998. The decrease for the nine months ended September 30, 1998 is offset by the $1.6 million pretax gain on the sale of an asset in January 1998 in this joint venture. Equity in earnings of unconsolidated partnerships in the first nine months of 1997 included $.9 million from a pretax gain on the sale of an asset in a partnership in which Echelon had approximately a 26% interest. As of December 31, 1997, the Company had no ownership interest in this partnership.

     During the nine months ended September 30, 1998, there were no gains on sales of loans. The gain on sale of loans of $4.1 million in the nine months ended September 30, 1997 was the result of the recognition of a deferred gain on loans receivable that were sold.

     Investment income and realized gain on sale of investments increased $1.0 million for the nine months ended September 30, 1998 in comparison with the same period of 1997 primarily as a result of $1.8 million of net gains on sales of marketable securities during the nine months ended September 30, 1998.

OPERATING EXPENSES

     Operating expenses for the three and nine months ended September 30, 1998 decreased by $.7 million and $2.3 million, respectively, compared to the same periods in 1997.

     Rental, other operations and marina expenses decreased $2.8 million during the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to the Company's decision to discontinue the sale of boats, as discussed above.

     The provision for (recovery of) lease, loan and real estate losses was $(1.6) million for the nine months ended September 30, 1998 as a result of complete repayment of a real estate loan for which the Company had previously recorded a $1.6 million allowance for loan losses.

     Interest expense, net of amounts capitalized, decreased $.4 million and $3.0 million during the three and nine months ended September 30, 1998, respectively, compared to the same periods 1997 due to the reduction of debt resulting from loan receivable sales and payoffs, asset sales and the refinancing of a significant portion of the Company's debt at lower interest rates throughout the fourth quarter of 1997 and the first nine months of 1998.

     General and administrative expenses were $.9 million and $6.0 million in the three and nine months ended September 30, 1998, respectively, compared to $1.2 million and $4.9 million in the same periods of 1997. This represents an increase of $1.1 million during the nine months ended September 30, 1998 as compared to the same period in 1997. General and administrative expenses for the first nine months of both 1998 and 1997 include the full year accrual of management incentive and long-term incentive compensation as a result of the Company achieving the annual 1998 and 1997 goals in the first quarter of each of the years, respectively. In addition, during the formation of the Company's multi-family and commercial pipeline of potential projects, certain costs were appropriately expensed rather than capitalized. As specific projects are approved, costs related to these projects have been, and will continue to be, capitalized.

     Other income of $1.8 million in the nine months ended September 30, 1997 was primarily as a result of a $1.3 million gain related to the sale of the Company's interest in a previously written-off oil rig lease.

EXTRAORDINARY ITEMS

     In August 1998, the Company settled a long-term obligation with the University of Florida Foundation, Inc. In conjunction with the settlement, a $.6 million long-term debt obligation and related accrued interest of $.6 million were cancelled, resulting in a $.8 million after-tax extraordinary gain to the Company.

     During the nine months ended September 30, 1997, the Company recorded an after-tax extraordinary loss of $(.9) million on the write-off of $1.3 million of financing costs related to the early extinguishment of debt.

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

     CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow provided by operating activities was $3.7 million for the nine months ended September 30, 1998. The primary source of cash was an increase in accounts payable and other liabilities of $5.5 million and an increase in other working capital changes of $1.2 million. The primary use of $7.1 million of cash related to previously deferred tax liabilities becoming due and payable as a result of collections of lease payments. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees, which are included in cash flows from investing activities. Future net cash flows from operations are generally expected to be reinvested in the Real Estate Business.

     CASH FLOW USED IN INVESTING ACTIVITIES

     Echelon's net cash flow used in investing activities for the first nine months of 1998 was $22.7 million. The foregoing cash flows reflect the $18.4 million in proceeds received from the collection of leases and loans. The collection of leases and loans includes $2.3 million from Continental Airlines for the payoff of a deferred rent note receivable originally scheduled to mature in 2000, $3.0 million from Madison Building, Inc. for the payoff of a real estate loan originally scheduled to mature in November 1998 and $3.5 million for the sale of two aircraft engines which were in the Company's leveraged lease portfolio. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to continue to be a net use of funds as Echelon continues to build the Real Estate Business. Purchases of marketable securities, including debt securities with maturities greater than three months, were $7.9 million and proceeds from sales of marketable securities were $26.7 million during the nine months ended September 30, 1998.

     Real estate property additions and other capital expenditures of $62.0 million for the nine months ended September 30, 1998 were primarily for the ongoing construction of two multi-family residential communities, ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE, the three land purchases for the development of ECHELON AT NORTHLAKE, ECHELON AT WOODLAND PARK and ECHELON AT MEMORIAL CREEK, and construction and tenant improvements on four commercial projects, BAYBORO STATION, CENTRAL STATION, MCNULTY GARAGE and CASTILLE AT CARILLON. For the remainder of 1998, capital expenditures for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $20.0 million to $40.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash and marketable securities.

     CASH FLOW FROM FINANCING ACTIVITIES

         During the nine months ended September 30, 1998, the Company's primary sources of financing activities were proceeds of $11.0 million from the increase in the Northwestern Mutual Life Insurance Company loan and construction draws on the ECHELON AT BAY ISLE KEY construction loan of $13.6 million. The Company also made scheduled loan repayments on the Company's outstanding debt of $4.4 million during the first nine months of 1998.

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and had outstanding construction commitments with contractors with remaining amounts totaling $30.1 million at September 30, 1998.

     As of September 30, 1998, Echelon had a total of 10 contingent contracts, letters of intent or joint venture agreements subject to the Company's final due diligence, to acquire land for the development of an estimated 2,792 multi-family-residential units at an aggregate estimated development cost of $250.0 million. No assurance can be given that Echelon will acquire this land or develop the multi-family residential units.

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

     To date, Echelon has incurred costs of $.3 million for the acquisition and implementation of a real estate property management and general ledger software that is Year 2000 compliant. These costs were capitalized consistent with Echelon's accounting policies.

     Echelon is currently Year 2000 compliant with some software systems and expects to be compliant with all other software systems no later than the end of the third quarter of 1999. Costs related to the maintenance and or modification of Echelon's software systems has been, and will continue to be, expensed as incurred. Echelon does not anticipate the costs related to Year 2000 to have a material impact on its results of operations. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the modification of software systems or failure to fully identify all Year 2000 dependencies in the Company's software systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs.

GENERAL OVERVIEW OF STRATEGIC PLAN

     The overriding objective of the Echelon management team, and of all Echelon's employees, is to create superior long-term value for stockholders.

     To achieve this objective, Echelon will grow its real estate assets and operations through the execution of targeted strategies. While these targeted strategies evidence the Company's best decisions to date, the strategies, to the degree possible, provide the flexibility to be recast to deal with changing economic conditions, capital market fluctuations, business cycles and other market conditions. Echelon continuously evaluates its strategic direction against both short-term and long-term real estate and capital market indicators.

     In consideration of the current real estate market conditions, coupled with the Company's opportunity to repurchase Echelon Common Stock at an attractive discount to book value, Echelon has expedited its strategic initiatives to attract joint venture, merchant build and presale opportunities for some of the current multi-family projects in the Company's pipeline.

     The Company has decided to take advantage of the current equity market opportunity to repurchase up to $15.0 million of the Company's outstanding Common Stock. The Board of Directors believes that the current market price for the Company's Common Stock is not reflective of its true value, which makes this buy-back program an excellent investment to build long-term stockholder value. As of November 13, 1998, the Company has repurchased and settled 129,300 shares of Common Stock, at a total cost to the Company of $2.6 million.

The section below updates and summarizes Echelon's current strategies.

     MULTI-FAMILY

     As previously communicated, multi-family residential development has been identified as the primary driver of Echelon's growth over the next five years. During the next five years, Echelon expects to develop or acquire 20 to 40 multi-family residential communities, each comprised of approximately 150 to 400 units. Included in these developments are two to five affordable housing developments of 150 to 250 units each that the Company may develop. Within the next 12 months, Echelon plans to be under construction on approximately 2,400 to 3,800 units. Given current market conditions, Echelon is aggressively seeking alliances to participate in joint venture partnerships, merchant build and presale opportunities for some of these multi-family developments. These strategic alliances have been, and will continue to be, an integral component of the Company's strategic plan.

     Echelon is capitalizing on the opportunity provided by its existing inventory of property in the Tampa Bay area of Florida, as well as pursuing other locations in the southeast and southwest United States, for development of multi-family residential communities. To achieve geographic diversity, the Company has established a pipeline of development sites in select markets in the southeast and southwest United States. In establishing this pipeline, the Company uses a proprietary market research software system that identifies initial target markets which are then inspected by experienced Echelon management. This software system also identifies specific market characteristics which assist in designing the appropriate community for each target market and each specific site. This systematic approach may reduce the market selection cycle time and allow Echelon developers the opportunity to identify and reach a target market ahead of competition and site price escalation. Currently, the following multi-family residential communities are, or will be, under development in 1998:

/bullet/ Construction of the clubhouse and the first 12 of 14 total buildings, for ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community in the Gateway area of Tampa Bay, was completed through October 1998. Leasing is in process and to date, over 240 units have been leased. Construction will be completed by the end of the first quarter of 1999, with stabilization projected six months following construction completion.

/bullet/ Construction has begun on the clubhouse and the 314 units of Phase One of ECHELON AT THE RESERVE, a multi-family residential community in CARILLON PARK. The clubhouse and the first building will be completed in January 1999, with preleasing beginning in December 1998.

/bullet/ ECHELON AT WOODLAND PARK, located in Tulsa, Oklahoma, will be a 232-unit multi-family residential community. The land for the development was purchased in July 1998 at a cost of $1.0 million, and construction began in September 1998.

/bullet/ ECHELON AT NORTHLAKE, located in Atlanta, Georgia, will be a 256-unit multi-family residential community. The land for the development was purchased in May 1998 at a cost of $4.0 million, and construction began in November 1998.

/bullet/ ECHELON AT MEMORIAL CREEK, located in Tulsa, Oklahoma, will be a 292-unit multi-family residential community. The land for the development was purchased in September 1998 at a cost of $1.6 million, and construction is planned to begin in the fourth quarter of 1998.

/bullet/ ECHELON AT MISSION RANCH, located in Mesquite, Texas, will be a 295-unit multi-family residential community. The land for the development was purchased in October 1998 at a cost of $1.1 million, and construction is planned to begin in the fourth quarter of 1998.

     As of November 1998, Echelon's development program has produced the current pipeline of nine sites under contract, letter of intent or joint venture negotiations, subject to the Company's final due diligence. The Company's pipeline currently includes the following developments:

        DEVELOPMENT NAME           ESTIMATED NUMBER OF UNITS          LOCATION
        ----------------           -------------------------          --------

   ECHELON AT BRIARGATE                       395                       Colorado Springs, Colorado
   ECHELON AT TWENTY MILE VILLAGE             325                       Parker, Colorado
   ECHELON AT KELLER TOWN CENTER              276                       Keller, Texas
   ECHELON AT LAKESIDE                        168                       Plano, Texas
   ECHELON AT CHANEY PLACE                    296                       Orlando, Florida
   ECHELON AT UPTOWN                          206                       Orlando, Florida
   ECHELON AT MID-TOWN                        250                       Memphis, Tennessee
   ECHELON AT THE BALLPARK                    381                       Memphis, Tennessee
   ECHELON AT WATTERS CREEK                   200                       Allen, Texas
                                           ------
         Total                              2,497

     The Company expects to maintain an active pipeline of ten to twenty sites in target markets.

     The Company continues to evaluate possible acquisitions, which include other multi-family residential development companies and/or multi-family residential assets. Some growth of the multi-family portfolio is expected to result from strategic acquisition.

     COMMERCIAL

     During the next five years, the Company expects to hold its core office buildings and subject to market conditions, expand its commercial real estate portfolio by developing, or acquiring, up to 750,000 to 1,500,000 square feet of commercial office space. A substantial amount of this space will be developed on Echelon's existing land inventory in the Gateway area of Tampa Bay, Florida, with the balance developed through land acquisition in other southeast and southwest target markets in the United States.

     The following commercial projects, all located in the Tampa Bay area, have been completed during the year or are currently under development:

/bullet/ The construction and tenant improvements for BAYBORO STATION (80,991 rentable square feet) were completed in the second quarter of 1998. Florida Power Corporation has leased 100% of the building under a 10-year lease which began in April 1998.

/bullet/ The construction and tenant improvements for CENTRAL STATION (133,279 rentable square feet) were completed in the second quarter 1998. Florida Power Corporation has leased 100% of the building under a 15-year lease which began in June 1998.

/bullet/ The construction of MCNULTY PARKING GARAGE, containing 714 parking spaces and 9,000 square feet of ground floor retail space, continues with an on-schedule completion date in December 1998. The Company has executed a lease for 100% of the ground floor retail space. MCNULTY PARKING GARAGE will provide parking for the tenants of CENTRAL STATION, MCNULTY STATION and NATIONSBANK TOWER.

/bullet/ The construction of CASTILLE AT CARILLON, 103,000 square foot Class A office building in CARILLON PARK, is continuing with an on-schedule completion date in March 1999. Echelon plans to occupy approximately 20,000 square feet as its corporate headquarters. The Company is currently in lease negotiations with third parties for over 37,000 rentable square feet.

/bullet/ The design of 700 CARILLON is complete and ready to submit for building permits. The construction of 700 CARILLON, a 147,100 square foot office building, is planned to commence when anchor tenants are secured.

/bullet/ The conceptual design plans are continuing for CARILLON TOWN CENTER, an entertainment, retail, office, hotel and athletic club project, designed to add amenities to CARILLON PARK. Construction will commence when anchor tenants are secured. The ownership structure of CARILLON TOWN CENTER may include ownership by Echelon, joint ventures, or the sale of land for development to third parties. To date, the Company has received the majority of the required governmental approvals for the construction of CARILLON TOWN CENTER.

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

     REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES

     The real estate management and brokerage services business segment is complementary to the Company's multi-family residential and commercial real estate operations. Growth is expected to occur primarily as a result of the growth in the multi-family residential and commercial real estate operations, and the growth of third-party revenue associated with leasing and property and asset management. In addition, Echelon continues to evaluate the acquisition of real estate management and/or brokerage companies, as opportunities become available. Some growth in the real estate management and brokerage services may come from strategic acquisitions.

     INVESTMENTS IN FINANCIAL ASSETS

     The Company generally plans to hold its leveraged lease portfolio until maturity or until market values exceed termination values. At that time, the Company will either sell or re-lease the assets, depending on which alternative provides the greatest risk-adjusted return. The Company will continue to execute a financial strategy that integrates the tax benefits provided by its investments in affordable housing limited partnerships, with the deferred tax liability of the leveraged lease portfolio in order to reduce its federal income tax liability.

     Operating leases and direct finance leases in aircraft and related equipment will continue to be actively managed to maximize their value, which may include the sale of the assets.

     Significant transactions involving the Company's investment in financial assets during the nine months ended September 30, 1998 include the following:

/bullet/ A joint venture in which Echelon had a 50% interest, sold two aircraft engines which resulted in a pre-tax gain of $1.6 million to the Company. As of July 31, 1998, the joint venture was dissolved, resulting in the distribution of 50% of the net assets of the joint venture to the Company. The $19.1 million of net assets received by the Company are comprised of a direct finance lease for an aircraft leased to Continental Airlines through February 2002.

/bullet/ Echelon was paid in full on a deferred rent note receivable of $2.3 million from Continental Airlines. The note receivable was originally scheduled to mature in 2000.

/bullet/ Echelon was paid in full on a real estate loan of $3.0 from Madison Building, Inc. The real estate loan was originally scheduled to mature in November 1998. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded.

/bullet/ Echelon sold two aircraft engines to United Technologies, Inc. The sale of the aircraft engines and the termination of the related leveraged lease resulted in after-tax income of $.4 million to the Company.

/bullet/ Echelon executed an extension and rate adjustment on a direct finance lease for an aircraft leased to Southwest Airlines. The lease extension and rate adjustment was negotiated in order to utilize the lease as collateral for a loan the Company executed in November 1998.

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

/bullet/ The successful implementation of Echelon's strategic and business plans will depend in a large part on certain key officers, including Mr. Darryl A. LeClair, Chairman, President and Chief Executive Officer and Mr. W. Michael Doramus, Executive Vice President, who have managed Echelon's businesses and participated in the development of Echelon's business plan. Due to the unique experience of these key officers and their knowledge of Echelon's assets, such individuals could not be easily replaced, and the loss of such key officers could have a material adverse effect on the Company. Echelon has obtained key-man life insurance policies for both Mr. LeClair and Mr. Doramus.

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


                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None


ITEM 5.  OTHER INFORMATION

     Subsequent to the quarter ended September 30, 1998, Echelon International Corporation issued the following:

(1) News release dated October 8, 1998, announcing the Board of Directors' authorization for the Company to purchase up to $15.0 million of the Company's outstanding Common Stock. A copy of this news release is filed as Exhibit 99.1.
(2) News release dated November 4, 1998, announcing 1998 third quarter financial results. A copy of the news release is filed as Exhibit 99.2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:
     NUMBER       EXHIBIT
     ------       -------

      10.1   Amended and Restated Employment Agreement for W. Michael Doramus
             dated September 18, 1998
      10.2   Amended and Restated Employment Agreement for Susan G. Johnson
             dated September 18, 1998
      10.3   Amended and Restated Employment Agreement for Darryl A. LeClair
             dated September 18, 1998
      10.4   Amended and Restated Employment Agreement for Julio A. Maggi dated
             September 18, 1998
      10.5   Amended and Restated Employment Agreement for Larry J. Newsome
             dated September 18, 1998
      27     Financial Data Schedule of Echelon International Corporation
      99.1   Echelon International Corporation News Release dated October 8,
             1998 announcing the Board of Directors' Authorization for the Company to purchase up to $15.0 million of the Company's outstanding Common Stock.
      99.2   Echelon International Corporation News Release dated November 4,
             1998 regarding 1998 third quarter financial results.

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

        SIGNATURE                           TITLE                 DATE
        ---------                           -----                 ----

 /s/ LARRY J. NEWSOME    Principal Financial Officer,
-----------------------  Senior Vice President and Chief   November 13, 1998
    Larry J. Newsome          Financial Officer


/s/ JAMES R. HOBBS, JR.  Principal Accounting Officer,
-----------------------  Vice President and Controller     November 13, 1998
   James R. Hobbs, Jr.

                                 EXHIBIT INDEX

EXHIDBIT                  DESCRIPTION
--------                  -----------

10.1 Amended and Restated Employment Agreement for W. Michael Doramus dated September 18, 1998
10.2 Amended and Restated Employment Agreement for Susan G. Johnson dated September 18, 1998
10.3 Amended and Restated Employment Agreement for Darryl A. LeClair dated September 18, 1998
10.4 Amended and Restated Employment Agreement for Julio A. Maggi dated September 18, 1998
10.5 Amended and Restated Employment Agreement for Larry J. Newsome dated September 18, 1998
27     Financial Data Schedule of Echelon International Corporation
99.1 Echelon International Corporation News Release dated October 8, 1998 announcing the Board of Directors' Authorization for the Company to purchase up to $15.0 million of the Company's outstanding Common Stock.
99.2 Echelon International Corporation News Release dated November 4, 1998 regarding 1998 third quarter financial results.