Form 10-K405
period 1998-12-31
ECHELON INTERNATIONAL CORP
filed 1999-03-23
CIK 1023275

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

                          COMMISSION FILE NO 001-12211

                       ECHELON INTERNATIONAL CORPORATION
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                                   59-2554218
        ------------------------                      ----------------------
        (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                      IDENTIFICATION NUMBER)

         450 CARILLON PARKWAY, SUITE 200            TELEPHONE (727) 803-8200
          ST. PETERSBURG, FLORIDA 33716 -       -------------------------------
   ----------------------------------------     (REGISTRANT'S TELEPHONE NUMBER)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $133,901,292 as of March 16, 1999 (based upon the closing sales price for the registrant's stock of $21.1875 reported by the New York Stock Exchange on March 16, 1999 as published in The Wall Street Journal and, solely for these purposes, considering as non-affiliates all stockholders other than the registrant's executive officers and directors).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01 per share, 6,681,254 shares, as of March 16, 1999


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission, relating to the 1999 Annual
Meeting of Stockholders, are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          ------
PART I.
 Item 1.    Business ..................................................................       1
 Item 2.    Properties ................................................................      24
 Item 3.    Legal Proceedings .........................................................      24
 Item 4.    Submission of Matters to a Vote of Security Holders .......................      24

PART II.
 Item 5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters .......................................................      25
 Item 6.    Selected Financial Data ...................................................      26
 Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations .....................................................      27
 Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ................      47
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

PART IV.
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........   III-1

Signatures ..........................................................................     III-3

Financial Statement Schedules .......................................................       S-1

                                    PART I


ITEM 1. BUSINESS

GENERAL

     Echelon International Corporation ("Echelon" or the "Company") is a real estate company which develops, owns and manages commercial and multi-family residential real estate (the "Real Estate Business"). The Real Estate Business includes two segments: 1) Commercial Real Estate and 2) Multi-Family Residential Real Estate. The Company also owns and manages a portfolio of financial assets consisting primarily of leased aircraft and other assets and collateralized financings of commercial real estate and aircraft (the "Leasing and Lending Business"). The Leasing and Lending Business comprises the majority of the Company's third segment, Investments in Financial Assets. Echelon is continuing to withdraw from the aircraft and real estate lending business to focus on its core real estate operations. Echelon's executive offices are located at 450 Carillon Parkway, Suite 200, St. Petersburg, Florida, 33716, telephone (727) 803-8200.

     Prior to December 18, 1996, Echelon was a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). On December 18, 1996, Florida Progress effected a spin-off of Echelon ("the Distribution") by distributing all of the issued and outstanding Echelon Common Stock to holders of outstanding Florida Progress Common Stock (one share of the Company for each fifteen shares of Florida Progress) by a tax-free stock dividend.

     The Distribution established Echelon as a publicly held corporation, listed on the New York Stock Exchange, independent from Florida Progress. The Company's Common Stock trades under the symbol EIN.


                           THE REAL ESTATE BUSINESS

COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE OWNERSHIP AND MANAGEMENT

     GENERAL

     Echelon owns and manages a portfolio of commercial and multi-family residential real estate and has additional commercial and multi-family residential properties under construction or development. Currently, the majority of the income-producing properties are located in the Tampa Bay area of Florida. The Company also has offices in Dallas, Texas and Orlando, Florida, both of which focus on the development and management of multi-family residential communities in the southeast and southwest United States.

     Echelon believes its business plan, to maximize the value of its existing commercial and multi-family residential real estate assets and to develop real estate in the Company's target markets, is supported by the current economic forecasts and demographics of the southeast and southwest United States.

     The Company's owned assets include commercial and multi-family residential real estate properties, consisting of eight operating office buildings, two operating parking garages, one office building currently under construction, five industrial and other properties, one income-producing multi-family residential community, seven multi-family residential communities currently under development or construction and seven additional multi-family residential communities in the Company's pipeline. The following table summarizes Echelon's owned commercial and multi-family residential real estate:

 SUMMARY OF OWNED COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE PORTFOLIO

                                                                                                                          % OF
                                                                                                                        RENTABLE
                                                                                   PERCENTAGE                           SQ. FT.
                                                                                     LEASED                              LEASED
                                                                        RENTABLE      AS OF                                BY
                                                                         SQUARE     DEC. 31,            MAJOR            MAJOR
PROJECT NAME                  DESCRIPTION               LOCATION          FEET        1998             TENANTS          TENANTS
-------------------- ---------------------------- -------------------- ---------- ------------ ----------------------- ---------
OFFICE BUILDINGS & PARKING GARAGES

INCOME-PRODUCING
NationsBank Tower    26-story Class A             St. Petersburg, FL   296,693    100%         Florida Progress         25%
                     office tower                                                              NationsBank              16%
                                                                                               Holland & Knight
                                                                                                Law Firm                 8%
                                                                                               Merrill Lynch, et al      7%
                                                                                               Raymond James &           5%
                                                                                                Associates
                                                                                               Carlton, Fields Law       5%
                                                                                                Firm
                                                                                               KPMG LLP                  5%
Central Station &    2 floors of Class A          St. Petersburg, FL   133,279    100%         Florida Power           100%
South Core Parking   office space and 2                                (excludes
Garage               floors, aprox.                                    parking)
                     380 parking spaces
McNulty Station      5 multi-tenant, Class A      St. Petersburg, FL    93,152     99%         Andersen Consulting      81%
                     office buildings, historic                                                AmSouth                   7%
                     renovation                                                                 Bancorporation
The New McNulty      8-story, 714 space           St. Petersburg, FL     9,000    N/A          Construction            N/A
                     parking garage, ground                            (retail                 complete as of
                     floor retail space                                only)                   December 31, 1998
3rd & 3rd            3-story Class B office       St. Petersburg, FL    32,607    100%         Andersen Consulting     100%
                     building
Bayboro Station      3-story Class A office       St. Petersburg, FL    80,991    100%         Florida Power           100%
                     building
100 Carillon         3-story, multi-tenant        St. Petersburg, FL    79,749    100%         Raymond James            86%
                     Class A suburban                                                           Financial, Inc
                     office building located
                     in Carillon Park
Highpoint Center     15-story, multi-tenant       Tallahassee, FL       79,525     97%         Katz, Kutter Law Firm    46%
                     Class A office                                                            Huey, Guilday            22%
                     building                                                                   Law Firm
Progress Center      3 multi-tenant,              Alachua/             102,386     93%         Regeneration             48%
                     Class A office/research      Gainesville, FL                               Technologies
                     buildings located in                                                      CuraGen Corporation      12%
                     Echelon Business &                                                        US Biomaterials          12%
                     Technology Park

SUMMARY OF OWNED COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE PORTFOLIO

                                                                                                                            % OF
                                                                                                                          RENTABLE
                                                                                     PERCENTAGE                           SQ. FT.
                                                                                       LEASED                              LEASED
                                                                        RENTABLE        AS OF                                BY
                                                                         SQUARE       DEC. 31,            MAJOR            MAJOR
PROJECT NAME              DESCRIPTION                LOCATION           FEET (1)        1998             TENANTS          TENANTS
--------------- ------------------------------ -------------------- --------------- ------------ ----------------------- ---------
UNDER
CONSTRUCTION
Castille at     2 multi-tenant                 St. Petersburg, FL   103,900         N/A          Under construction as   N/A
Carillon        Class A surburban                                                                of December 31, 1998
                office buildings located                                                         (projected completion
                in Carillon Park                                                                 June 1999)

INDUSTRIAL AND
OTHER
PROPERTIES
Bayboro         Land adjacent to Bayboro       St. Petersburg, FL   277,402 (2)      38%         Florida Power            38%
 Property        Station
7th Avenue      Industrial warehouse           Tampa, FL            187,500          98%         National Distribution    64%
                                                                                                  Centers
                                                                                                 S.P. Richards Company    34%
5th Avenue      Industrial warehouse           Tampa, FL             16,482         100%         Finer Scrap Metal       100%
Progress        2 Industrial warehouse         Tampa, FL            120,444          88%         John J. Faour            15%
 Packaging      buildings                                                                        Riverside Paper Co.      27%
                                                                                                 Walmart Stores, Inc.     35%
Harborage       Full service marina includes   St. Petersburg, FL   235 wet         100%         N/A                      N/A
 Marina at      wet slips and high & dry                            slips
 Bayboro        boat storage, marine repair                         425 high        100%         N/A                      N/A
                & service, parts sales and                          and
                marine supply store                                 dry slips

---------------------
(1) Unless otherwise indicated.
(2) Square footage represents land.

SUMMARY OF OWNED COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE PORTFOLIO

                                                                              ACTUAL OR      ACTUAL OR
                                                                              ESTIMATED      ESTIMATED
                                                                             QUARTER OF    QUARTER FIRST
                                                       RENTABLE     LAND    CONSTRUCTION       UNITS
PROJECT NAME                           LOCATION          UNITS    ACREAGE   COMMENCEMENT     AVAILABLE
-------------------------------- -------------------- ---------- --------- -------------- --------------
MULTI-FAMILY RESIDENTIAL

INCOME-PRODUCING
Echelon at Bay Isle Key          St. Petersburg, FL        369       28    3Q '97         Q2 '98
                                                           ===                            (74% leased
                                                                                          at 12/31/98)
UNDER CONSTRUCTION OR DEVELOPMENT
Echelon at The Reserve           St. Petersburg, FL        314       14    3Q '98         Q1 '99
Echelon at Woodland Park         Tulsa, OK                 232       10    3Q '98         Q2 '99
Echelon at Northlake             Atlanta, GA               256        9    4Q '98         Q3 '99
Echelon at Memorial Creek        Tulsa, OK                 292       15    4Q '98         Q3 '99
Echelon at Mission Ranch         Mesquite, TX              295       18    4Q '98         Q3 '99
Echelon at Watters Creek         Allen, TX                 200       12    2Q '99         Q1 '00
Echelon at Briargate             Colorado                  395       19    2Q '99         Q1 '00
                                 Springs, CO               ---
  Total under construction or development                1,984
                                                         =====
PIPELINE (UNDER CONTRACT FOR LAND PURCHASE)

Echelon at Lakeside              Plano, TX                 184       12     --             --
Echelon at Cheney Place          Orlando, FL               303        4     --             --
Echelon at Uptown                Orlando, FL               199        3     --             --
Echelon at Keller Town Center    Keller, TX                276       17     --             --
Echelon at the Ballpark          Memphis, TN               380        5     --             --
Echelon at Mid-Town              Memphis, TN               292        3     --             --
Echelon at Twenty Mile Village   Parker, CO                325       19     --             --
                                                         -----
  Total pipeline (under contract for land purchase)      1,959
                                                         =====

OFFICE BUILDINGS/PARKING GARAGES

     NATIONSBANK TOWER is a 26-story, 296,693 rentable square feet ("rsf") Class A office building in the center of downtown St. Petersburg, Florida and accounts for approximately 24% of Echelon's more than 1,200,000 rsf of owned commercial real estate. Completed in 1990, NATIONSBANK TOWER is home to several of the area's most prominent companies, including Florida Progress, NationsBank, Holland & Knight, Merrill Lynch, et al, Raymond James & Associates, Inc., Carlton, Fields, and KPMG LLP. These principal tenants account for 71% of the building's occupancy, the majority of which have leases with remaining terms of at least six years. As of December 31, 1998, the property was 100% leased.

     CENTRAL STATION consists of the first two floors (133,279 rsf) of office space in a commercial condominium, which also has six floors of parking, two owned by Echelon containing approximately 380 parking spaces (SOUTH CORE PARKING GARAGE) and four floors by the City of St. Petersburg. Echelon acquired the first two floors in November 1997 and completed the interior base building improvements in addition to tenant improvements for 100% occupancy by Florida Power Corporation ("Florida Power"), a wholly-owned subsidiary of Florida Progress, under a 15-year lease which commenced in May 1998.

     MCNULTY STATION is a complex of five office buildings ranging in size from two to five stories, totaling 93,152 rsf, and is located across the street from the NATIONSBANK TOWER. MCNULTY STATION was part of a historic renovation completed in 1985. The buildings are all Class A buildings leased to such tenants as Andersen Consulting and AmSouth Bancorporation. The lease with Andersen Consulting ("Andersen"), for 81% of the MCNULTY STATION properties, is scheduled to expire in August 2001. As of December 31, 1998, MCNULTY STATION was 99% leased.

     THE NEW MCNULTY is a 714 space parking garage with 9,000 square feet of ground floor retail space. The construction of the parking garage was completed in late December 1998. The retail space is 100% leased through a lease commencing in the first quarter of 1999. The parking garage provides parking for Echelon's commercial properties located in downtown St. Petersburg, Florida.

     The 3RD & 3RD building is a three-story, 32,607 rsf office building located two blocks south of NATIONSBANK TOWER. Andersen currently occupies the entire building until August 2001 which is coterminous with Andersen's MCNULTY STATION lease.

     BAYBORO STATION is a three-story, 80,991 rsf Class A waterfront office building located near downtown St. Petersburg. Echelon completed the interior base building and tenant improvements for 100% occupancy by Florida Power under a 10-year lease which commenced in April 1998.

     Echelon's other office property in the St. Petersburg area is 100 CARILLON. 100 CARILLON, located in the Gateway area of St. Petersburg, is a three-story, 79,749 rsf Class A multi-tenant office building housed within the 432 gross acre Carillon multi-use park ("CARILLON PARK"). Raymond James Financial, Inc., a regional securities brokerage firm with headquarters in a neighboring building, and its affiliates occupy 86% of the building under a lease expiring on December 31, 2002. As of December 31, 1998, 100 CARILLON was 100% leased.

     Other Florida commercial office properties owned by Echelon include HIGHPOINT CENTER, a 15-story, 79,525 rsf Class A office building located in downtown Tallahassee, Florida. The property is situated two blocks from the state capitol building and courthouse and houses several law firms with significant state business activities. The law firms of Huey, Guilday and Katz, Kutter, the building's two main tenants, represent 68% of the occupancy of the building with remaining lease terms of two and four years, respectively. As of December 31, 1998, HIGHPOINT CENTER was 97% leased.

     PROGRESS CENTER, located in Alachua/Gainesville, Florida, is a 102,386 rsf office/research facility. The facility includes three buildings, each of which is comprised of approximately 40% office space and 60% laboratory space. PROGRESS CENTER is part of a 200 gross acre office and research park ("ECHELON BUSINESS AND TECHNOLOGY PARK"). The three major tenants currently occupy approximately 72% of the facility. As of December 31, 1998, PROGRESS CENTER was 93% leased.

     CASTILLE AT CARILLON is two Class A office buildings totaling 103,900 square feet, connected by a covered loggia, currently under construction in CARILLON PARK. Construction is projected for completion in June 1999. As of March 1999, Echelon occupies approximately 20,000 square feet as its corporate headquarters. In addition, over 12,000 rentable square feet of CASTILLE AT CARILLON have been leased to third parties and additional leases are under negotiation.

     During the next five years, the Company expects to hold its core office buildings and, subject to market conditions, expand its commercial real estate portfolio by developing or acquiring up to 750,000 to 1,500,000 square feet of commercial office space. A substantial amount of this space will be developed on Echelon's existing land inventory in the Gateway area of St. Petersburg, Florida, with the balance developed or acquired in other southeast and southwest target markets.

     Although the Company plans to hold its core office buildings during this period, short, medium and long-term exit strategies have been developed for all currently owned commercial real estate. The Company intends to sell non-core commercial properties over the next five years.

     INDUSTRIAL AND OTHER PROPERTIES

     Although its industrial properties do not represent a significant part of Echelon's investment in commercial real estate, these properties are generally located in areas with some potential for growth. Echelon's industrial Properties include the BAYBORO PROPERTY, THE 7TH AVENUE property, the 5TH AVENUE property and PROGRESS PACKAGING.

     Echelon's BAYBORO PROPERTY includes 277,402 sf of land in St. Petersburg. Florida Power leases 104,152 sf of the land to house some of its "peaking" units, a system of gas powered backup generators used to produce power during periods of peak electrical demand. The lease to Florida Power can be canceled upon written notice from Florida Power. Most of the land comprising the BAYBORO PROPERTY was acquired for its development potential. The Bayboro area is close to downtown St. Petersburg and is located within a redevelopment zone with some land bordering the waterfront.

     Echelon has several industrial properties located in various areas of Tampa, Florida. The 7TH AVENUE property is a 187,500 rsf warehouse/distribution facility located on the east side of Tampa. At December 31, 1998, the property was 98% leased. The facility is one of the largest warehouse properties in a predominantly industrial neighborhood. The 5TH AVENUE property, located near the 7TH AVENUE property, is a 16,482 rsf industrial building and is 100% leased to a single tenant. PROGRESS PACKAGING, located on the west side of Tampa, is comprised of two industrial warehouse buildings with a total of 120,444 rsf. At December 31, 1998, the 18,600 rsf building was 100% leased and the 101,844 rsf building was 86% leased.

     Echelon also owns and operates a marina, the HARBORAGE MARINA AT BAYBORO, located in the Bayboro Harbor area near downtown St. Petersburg. This full service marina offers 235 wet slips and 425 high and dry slips, which were 100% leased as of December 31, 1998.

     The Company intends to sell the industrial and other properties over the next five years as market conditions warrant.

     MULTI-FAMILY RESIDENTIAL DEVELOPMENT

     As of February 1999, the Company completed the construction of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community located on 9th Street in the Gateway area of St. Petersburg, Florida. As of March 1999, over 90% of the units have been leased. Leasing stabilization of 93% is projected to occur in the first half of 1999.

     Construction is in process for ECHELON AT THE RESERVE, a 314-unit multi-family residential community in CARILLON PARK. Construction is scheduled to be completed by September 1999. As of March 1999, four buildings have been completed and over 65 units have been leased.

     As of December 31, 1998, construction is also in process on four additional multi-family residential communities, as previously outlined in the "Summary of Owned Commercial and Multi-Family Residential Real Estate Portfolio" table. The land for the construction of two additional multi-family residential communities has been purchased and both land parcels are under development as of December 31, 1998, as discussed below.

     In December 1998, the Company purchased 12 acres of land in Allen, Texas for the construction of ECHELON AT WATTERS CREEK. Construction is scheduled to begin on this community in the second quarter of 1999.

     As of December 31, 1998, the Company had also purchased 19 acres of land in Colorado Springs, Colorado, with an additional 4 acre adjoining parcel purchased in February 1999. The land will be used for the development of ECHELON AT BRIARGATE, with construction planned to begin in the second quarter of 1999.

     As of December 31, 1998, Echelon has seven contracts, subject to the Company's final due diligence, to acquire land for the development of an estimated 1,959 multi-family residential units at an aggregated estimated development cost of $177.0 million.

     See "General Overview of Strategic Plan" for a discussion of the Company's multi-family residential development plans.

REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES

     The real estate management and brokerage services are complementary to the Company's commercial and multi-family residential real estate operations. Growth is expected to occur primarily as a result of the growth in the commercial and multi-family residential real estate operations, and the growth of revenue associated with these services for buildings owned by third parties. In addition, Echelon continues to evaluate the acquisition of real estate management and/or brokerage companies as opportunities become available. Some growth in the real estate management and brokerage services may come from strategic acquisitions.

UNDEVELOPED OWNED COMMERCIAL & MULTI-FAMILY RESIDENTIAL REAL ESTATE

     OVERVIEW

     A portion of Echelon's real estate holdings is represented by several large parcels of undeveloped land in the St. Petersburg area. Certain of these properties already have substantial infrastructure in place, including CARILLON PARK. Echelon's strategy is to accelerate the development of both commercial and multi-family residential projects on these sites. The following table summarizes Echelon's investment in undeveloped real estate.

SUMMARY OF UNDEVELOPED OWNED COMMERCIAL & MULTI-FAMILY RESIDENTIAL REAL ESTATE

                                                                                          DEVELOPMENT POTENTIAL
                                                                                         AS OF DECEMBER 31, 1998
                                                                                         ------------------------
                                                                                                        NUMBER OF
                                                                                           ACRES FOR     MULTI-
                                                                                            SALE OR      FAMILY
PROJECT NAME          DESCRIPTION             LOCATION                  ZONING            DEVELOPMENT     UNITS
--------------- ----------------------- -------------------- --------------------------- ------------- ----------
Carillon Park   Class A, suburban       St. Petersburg, FL   Phase I (DRI in place)--           38         N/A
                office, retail and                            Zoned office park
                residential park in
                Gateway area                                 Phase II (DRI in place)--
                consisting of 432                             Zoned office/retail and           35         N/A
                gross acres                                   multi-family residential          36         855
                                                              park
4th Street      15 undeveloped          St. Petersburg, FL   Zoned multi-family                 15         228
                acres                                         residential/office park
9th Street      44 undeveloped          St. Petersburg, FL   Zoned multi-family                 44         596
                acres                                         residential
Echelon         Research park           Gainesville, FL      Zoned research, office,           140         N/A
Business and    consisting of                                 industrial/commercial
Technology      200 gross acres
Park            with infrastructure
                in place
Royal Oaks      35 undeveloped          Tallahassee, FL      Zoned multi-family                 35         N/A
                acres adjacent to                             residential
                131 single family lots
                previously developed
                and sold
Riverside       2,000-acre operating    Lakeland, FL         Zoned agricultural              2,000         N/A
Ranch           ranch                                                                    ---------    --------

  TOTAL                                                                                      2,343       1,679
                                                                                         =========    ========

     CARILLON PARK is a 432 gross acre office, retail and multi-family residential park located in the Gateway area of St. Petersburg, Florida and is among the largest tracts of property in the metropolitan Tampa Bay area with all necessary zoning, entitlements, and other development approvals in place. Echelon believes that the 109 Company-owned undeveloped acres within CARILLON PARK will play a significant role in Echelon's business plan. CARILLON PARK is bordered by a triangle of major roads serving both Pinellas and Hillsborough counties. CARILLON PARK'S central location (equidistant from downtown St. Petersburg, downtown Tampa and downtown Clearwater) creates an ideal business center providing quick access to a large employee pool and to the Tampa International Airport.

     Although new office construction generally has many hurdles to overcome, the development rights in CARILLON PARK are vested pursuant to Development of Regional Impact ("DRI") orders. CARILLON PARK'S development plans include master stormwater retention areas, underground utilities which include fiber optic capability, and zoning approvals which allow for a broad spectrum of uses. For purposes of implementing this plan, development of the CARILLON PARK land is divided into two phases.

     Construction of the infrastructure for Phase I and Phase II is complete and includes a jogging and fitness trail and boardwalk. Phase I, which has 38 acres remaining to be developed or sold, is already the office location for companies such as Raymond James Financial, Inc., Allstate Insurance Company, Xerox Corporation, Western Reserve Life Assurance Company of Ohio and Payment Systems for Credit Unions Service Center.

     Seventy-one of the original 155 developable acres of Phase II remain to be developed or sold. Of the original acreage for sale in Phase II, 90 acres were zoned for office buildings and retail and 65 acres were zoned for multi-family residential development. Of the 90 acres for office buildings, almost 51 acres have been sold and 4 acres are being utilized for the construction of CASTILLE AT CARILLON. This leaves a balance of approximately 35 acres for office building/retail development in Phase II. Of the 65 acres for multi-family residential development, 15 acres have been sold and 14 acres are being utilized for the construction of ECHELON AT THE RESERVE, leaving approximately 36 acres with the potential for development of an additional 855 multi-family residential units. Echelon intends to develop most of the CARILLON PARK land for its own account and market the remaining land to third parties.

     Financing for further development of CARILLON PARK is expected from a variety of sources, including project-based financings and internally generated funds from the collection of loans and non-strategic asset sales, operating cash flow, and existing cash, which, as of December 31, 1998, was $21.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7.

     Although real estate development has inherent business risks, general market demographics as well as independent marketing studies sponsored by Echelon suggest that multi-family residential development in the Gateway area is warranted and could support 500 to 600 units annually for the next five years. In particular, over 8,700 employees currently work within CARILLON PARK, with an additional 2,000 employee expansion announced to occur by the end of 1999 by a company located within CARILLON PARK, with thousands of additional employees based in offices in the immediate vicinity.

     Echelon's 15-acre 4TH STREET site has potential for the development of approximately 228 multi-family residential units or the development of commercial office buildings. The Company is currently evaluating strategies for the site which may include the development of a multi-family residential community, development of commercial properties or the sale of the property to a third party, depending upon which alternative provides the greatest risk-adjusted return to the Company.

     Echelon's 9TH STREET site, which is also located in the Gateway area of St. Petersburg, Florida, has a total of 44 undeveloped acres with multi-family residential development potential of approximately 596 units. The 9TH STREET site is adjacent to the 28 acres utilized for the development of the Company's multi-family residential community, ECHELON AT BAY ISLE KEY.

     Echelon owns approximately 140 developable acres in the ECHELON BUSINESS AND TECHNOLOGY PARK, located in Alachua/Gainesville, Florida. The rural setting and lack of substantial economic base complicate the development and marketing of this property. However, given the park's highway access and proximity to nearby Interstate 75, as well as its proximity to the University of Florida, Echelon believes that opportunities for developing ECHELON BUSINESS AND TECHNOLOGY PARK may come from two areas: (i) research-related office and laboratory buildings similar to existing facilities and (ii) back-office operational centers and distribution facilities. During 1998, Echelon successfully negotiated a modification in an agreement with the University of Florida Foundation, Inc. ("Foundation"). As a condition of the modification, Echelon constructed roads and other infrastructure on Company-owned land in the ECHELON BUSINESS AND TECHNOLOGY PARK. The infrastructure enhances both the Company's land and provides additional access to Foundation-owned land.

     Other Echelon properties include approximately 35 acres of undeveloped land in the ROYAL OAKS subdivision in Tallahassee, Florida and a fully operational 2,000 acre ranch, RIVERSIDE RANCH, located near Lakeland, Florida. Although no agreements currently exist relating to the sale of such properties, Echelon intends to sell these properties or the development rights as promptly as practicable.

     MULTI-FAMILY RESIDENTIAL DEVELOPMENT

     Multi-family residential development has been identified as the primary driver of Echelon's growth over the next five years. During the next five years, Echelon expects to develop or acquire 20 to 40 multi-family residential communities, each comprised of approximately 150 to 400 units. Within the next 12 months, the Company plans to be under construction on approximately 2,400 to 4,000 units.

     Echelon is capitalizing on the opportunity provided by its existing property inventory in the Tampa Bay area as well as purchasing properties in the southeast and southwest United States for development of additional multi-family residential communities. Given current market conditions, Echelon is aggressively seeking alliances to participate in joint venture partnerships, merchant build and presale opportunities for specific multi-family developments. Strategic alliances are an integral component of the Company's strategic plan.

     COMMERCIAL REAL ESTATE DEVELOPMENT

     In addition to multi-family residential development, Echelon plans to initially take advantage of the commercial real estate market in the Gateway area of St. Petersburg, Florida, where occupancy levels are averaging over 93% (according to the Maddux Report of January 1999) by developing its holdings within CARILLON PARK. Although some regional office vacancies exist, Echelon believes the current high occupancy levels and the lack of available commercial space in the Gateway area will support future construction. Echelon believes that the construction of CASTILLE AT CARILLON, two Class A office buildings totaling

103,900 square feet, will contribute to enhancing the value of the remaining acreage and will provide a source of prospective tenants for the multi-family residential communities also planned for CARILLON PARK.

     To the extent market and other conditions warrant, Echelon's long-term plans include potential office building development elsewhere in the southeast and southwest United States.

                       THE LEASING AND LENDING BUSINESS

COLLATERALIZED COMMERCIAL REAL ESTATE LOAN PORTFOLIO

     Echelon is continuing to withdraw from the real estate lending business and has made no new loans since 1993. The Company does not anticipate originating any new loans except to facilitate the sale of an existing asset. Echelon's remaining commercial real estate loan portfolio is secured by properties located in the western United States. The aggregate loan balance, as of December 31, 1998, was $38.8 million. The real estate loan portfolio is summarized in the following table:

                     SUMMARY OF REAL ESTATE LOAN PORTFOLIO


                                                                                                   BALANCE
                                                                               FLOATING             AS OF
                       COLLATERAL           COLLATERAL          MATURITY       INTEREST       DECEMBER 31, 1998
BORROWER/PROJECT        LOCATION            DESCRIPTION           DATE        RATE BASIS        (IN MILLIONS)    AMORTIZATION
-------------------- -------------- -------------------------- ---------- ------------------ ------------------ -------------
                                                               Jun-99     Prime plus 2.00%    $ 23.5                 None
Marquardt Company    Van Nuys, CA   Industrial office complex
                                    on 52 acres
Vine Street          Olympia, WA    Single tenant (State of    Apr-99     Prime plus .75%        5.8                 None
 Investors-Capitol                  Washington), Class A
 View I                             office building
Vine Street          Olympia, WA    Single tenant (State of    Dec-99     Prime plus .75%        5.0                 None
 Investors-Capitol                  Washington), Class A
 View II                            office building
Vine Street          Olympia, WA    Single tenant (State of    May-01     Prime plus .75%        4.5                 None
Associates-Town                     Washington), Class A                                      ------
 Square VI                          office building
                     Total                                                                    $ 38.8
                                                                                              ======

     The final maturities of the loans comprising Echelon's real estate loan portfolio range from 1999 to 2001. As indicated in the preceding table, all of the loans bear interest at a floating rate based on the prime rate plus either 0.75% or 2.0%.

     At December 31, 1998, Echelon's largest outstanding loan is $23.5 million to the Marquardt Company ("Marquardt"). Marquardt is owned by Ferranti PLC ("Ferranti"), which is operating under receivership in the United Kingdom. The Ferranti receiver, Arthur Andersen & Company, is in the process of liquidating Ferranti's assets, including Marquardt. Echelon's loan is secured by a 52 acre industrial complex located in California adjacent to the Van Nuys Airport. Situated on the property are several industrial buildings on short-term leases of less than one year and several buildings totaling 173,764 square feet on 16 acres of land leased to Kaiser Marquardt for the manufacturing and testing of aerospace engines. In addition, Echelon has been assigned Marquardt's lease with Kaiser Marquardt. Currently, this lease generates $2.4 million in annual rental income, which is sufficient to service the interest payments on Echelon's loan. Echelon estimates that the potential fair market value of the industrial complex exceeds the outstanding loan balance. Echelon has extended the maturity on this loan several times through forbearance and does not expect full payment until the infrastructure of the properties has been completed and the specific parcel has been subdivided and sold. Therefore, further loan extensions are possible. Ferranti has received initial indication of approval from Los Angeles County to subdivide the property to enhance its marketability. It is anticipated that the entire implementation of the subdivision plan could take two years to complete. In addition, the borrower has submitted an environmental closure plan to the California Department of Environmental Protection and is awaiting approval.

     As indicated in the preceding table, Echelon has three loans totaling $15.3 million as of December 31, 1998 to the two Vine Street partnerships. Each individual loan is secured by an office building located in the State of Washington. The buildings securing such loans range in size from 43,000 to 76,000 square feet. The loans are split between two Vine Street partnerships:
Vine Street Investors ("VSI") and Vine Street Associates ("VSA"). Each partnership guarantees the other partnership's loans. VSI is the borrower of the Capitol View I and II loans, while VSA provides the guarantees. VSA is the borrower of the Town Square VI loan, while VSI provides the guarantee. The guarantees are secured with second liens and assignment of leases on the other partnership's security. All three buildings are leased to the State of Washington. A comparison of lease terms to loan maturities is as follows:


                                  CURRENT      CURRENT
                                   LOAN         LEASE
PROJECT LOANS                    MATURITY      MATURITY
-----------------------------   ----------   -----------
Capitol View I ..............    4/30/99       5/31/99
Capitol View II .............   12/31/99       6/30/00
Town View Square VI .........    5/31/01      11/30/01

     Echelon's strategy is to collect outstanding loan balances as soon as practicable, to take the steps necessary to maximize the value of each asset, and ultimately, to withdraw from the business of commercial real estate financing as existing loans are repaid. In the event that certain borrowers are unable to repay or refinance their loans at final maturity, Echelon anticipates either negotiating an extension of the maturity of the loan or taking the necessary legal steps to foreclose and liquidate the underlying collateral. Echelon plans to redirect capital from its real estate loan portfolio first to repay debt with any excess amounts reinvested in its Real Estate Business.

AFFORDABLE HOUSING INVESTMENTS

     As part of Echelon's strategy, the Company has investments in affordable housing developments that provide Housing Tax Credits. Affordable Housing Tax Credit developments have maximum limits on tenant income, gross rent restrictions, and certain other requirements of state tax credit authorities and the Internal Revenue Service. Investments in these developments provide dollar-for-dollar tax credits over a 10-year period against federal income tax liabilities. Echelon believes that Housing Tax Credit investments are appropriate investments because of the significant demand for affordable and low income housing and the attractive risk and return outlook. In addition, Echelon expects that its finance lease portfolio will create a federal income tax base and cash outflow over the next 10 to 15 years. Echelon believes that investments in Housing Tax Credit investments could significantly reduce this cash outflow while creating favorable overall returns for the Company.

     Through December 31, 1998, Echelon has invested $22.9 million in five Housing Tax Credit limited partnerships which call for additional cash investments by Echelon of $2.9 million in 1999.

COLLATERALIZED LEASING AND FINANCING OF AIRCRAFT AND RELATED EQUIPMENT

     GENERAL

     Echelon owns and manages a portfolio of leveraged, direct finance and operating leases of aircraft and other equipment and one collateralized loan secured by aircraft.

     Echelon's leveraged lease portfolio represents transactions in which Echelon acts as the equity investor and owner participant. In a typical aircraft leveraged lease transaction, an airline (which may be unable either to allocate capital to the purchase of a large commercial aircraft or to effectively utilize the tax benefits related to ownership) and an aircraft manufacturer enter into a transaction in which a third party (called an "owner participant" or "equity participant") purchases the aircraft, typically through a special purpose trust (an "owner trust"), from the manufacturer. The aircraft is then leased to the airline or to an affiliate of the manufacturer which then subleases the aircraft to the airline. The owner trust is the legal owner of the aircraft. The purchase of the aircraft is generally financed by both the equity investment by the owner participant and by non-recourse loans borrowed by the owner trust from a bank or other lender(s). The rent payable to the owner trust pursuant to the leveraged lease generally represents the amount necessary to service the debt, plus a return on the owner participant's equity investment. The owner participant also generally recognizes certain tax benefits as the beneficial owner of the aircraft. These leases are typically long-term (20 years or more) and at termination the owner participant takes possession of the aircraft, which generally still has a useful life of several years (usually 10 years in the case of aircraft). Upon expiration, the lessee generally has the right to purchase the aircraft for the higher of the aircraft's fair market value or for some stated percentage of the aircraft's cost. The lessee may also generally terminate the lease early by payment of the lease termination value (a predetermined pricing method which reflects, among other things, the amount of non-recourse debt, the initial investment and certain tax consequences).

     Echelon also owns assets under operating and direct finance leases. Under operating leases, Echelon leases an asset to a third party in circumstances unrelated to the financing of such asset for a term which is generally shorter than the typical term of a leveraged lease. Direct finance leases are generally structurally similar to the leveraged lease transactions, except for the absence of third party debt financing by the owner trust.

     Under these lease terms, the ultimate user (i.e., the lessee or sub-lessee) of the aircraft is generally required to bear the direct operating costs and the physical loss risk of the aircraft; maintain the aircraft; indemnify Echelon as lessor against any liability as a result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount specified in the lease; and maintain liability insurance naming Echelon as an additional insured with a minimum coverage which Echelon deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee, and minimal obligations are imposed upon Echelon. Default by a lessee, however, may cause Echelon to incur unanticipated expenses. See "Governmental and Environmental Regulations" below. Moreover, the risk that the asset will be worth less than originally anticipated, and the risk that it will not be re-leased or sold upon expiration of the lease, is borne by Echelon as the owner participant.

   LEVERAGED LEASING

   The following table summarizes Echelon's leveraged lease portfolio:

                     SUMMARY OF LEVERAGED LEASE PORTFOLIO


                                                                                           LEASE      APPROXIMATE
                                     AIRCRAFT/ASSET        LEASE                        TERMINATION   AGE OF ASSET
                                       TYPE/YEAR       COMMENCEMENT    ORIGINAL COST        DATE        AT LEASE
LEASE/SUBLEASES                       OF DELIVERY          DATE       ($ IN MILLIONS)    (MO./YR.)      MATURITY
--------------------------------- ------------------- -------------- ----------------- ------------- -------------
A.I. Leasing II (Airbus) ........ A300-B4-203             Mar-85     40.0                  Jan-07         21
                                  1985
Airbus A300 Leasing,
 Inc./American .................. A300-B4-605R            Apr-89     54.0                  May-11         22
                                  1989
Air Wisconsin ................... Bae146-300A             Sep-89     23.0                  Mar-10         20
                                  1989
American Airlines, Inc. ......... DC 9-82                 Oct-84     23.0                  Jan-05         20
                                  1984
American Airlines, Inc. ......... DC 9-82                 Oct-84     23.0                  Jan-05         20
                                  1984
America West Airlines, Inc. ..... B757-2G7ER              Dec-89     48.0                  Jan-18         28
                                  1989
Delta Air Lines, Inc.
 (Stage II) ..................... B737-232 ADV            Apr-84     18.0                  Mar-05         20
                                  1984
Delta Air Lines, Inc.
 (Stage II) ..................... B737-232 ADV            Apr-84     18.0                  Mar-05         20
                                  1984
Delta Air Lines, Inc.
 (Stage II) ..................... B737-247 ADV            Jul-87     19.0                  Jul-02         15
                                  1987
Delta Air Lines, Inc.
 (Stage II) ..................... B737-247 ADV            Jul-87     19.0                  Jul-02         15
                                  1987
Delta Air Lines, Inc. ........... B767-332                Nov-87     59.0                  Jan-10         22
                                  1987
Delta Air Lines, Inc. ........... B757-232                Feb-88     43.0                  Aug-10         22
                                  1988
US Airways, Inc. ................ B737-301                Sep-86     24.0                  Jan-07         20
                                  1986
US Airways, Inc. ................ B737-301                Sep-86     24.0                  Jan-07         20
                                  1986
US Airways, Inc. ................ B737-301                Sep-86     24.0                  Jan-07         20
                                  1986
Consolidated Rail Co. ........... 25 GE                   Mar-85     34.0                  Jan-01         15
                                  C-36-7 locomotives
Union Bank-Real Estate
 Monterey Park, CA .............. 420,845 square          Sep-86     50.0                  Dec-11         25
                                  foot building

     Because current disposition of the leveraged lease assets would result in significant current income tax payments, Echelon generally plans to hold the leveraged lease assets to maturity or until the market value of a leveraged lease asset exceeds its termination value. At that time, Echelon will either sell or hold and re-lease the underlying aircraft or other asset, depending upon which option is determined to provide the highest return. If market conditions warrant, Echelon may also restructure leases within the leveraged lease portfolio.

After initial lease maturity, the average age of the leased aircraft in Echelon's portfolio will be approximately 20 years. Based on a useful aircraft life of 30 years, Echelon expects to have an average of ten years to maximize the value of the leased assets through sale or re-leasing.

     DIRECT FINANCE AND OPERATING LEASES

     As of December 31, 1998, Echelon's portfolio includes two direct finance leases. The first lease was obtained through the July 31, 1998 dissolution of the Progress Potomac Capital Ventures ("PPCV") joint venture between Echelon and Potomac Capital Corporation ("Potomac") and is for a 1973 DC10-30 leased to Continental Airlines, Inc. ("Continental").

     The second direct finance lease is for a 1984 B737-300 leased to Southwest Airlines Company ("Southwest") which was originally scheduled to mature in June 2004. In November 1998, Echelon executed an extension on the direct finance lease which extends the maturity of the lease through June 2008 and adjusts the monthly rental payments, beginning in June 2004. Subsequently, the lease was utilized as collateral for a $13.0 million, full payout, 5.99% fixed rate loan maturing in June 2008.

     Echelon has one operating lease for a 1981 B727-200 ADV aircraft on lease to Air Micronesia, Inc. (a subsidiary of Continental), which had an original lease expiration of December 31, 1998. The maturity of the lease was extended to October 31, 2000.

     Although operating leases are generally for relatively higher rental rates than longer term direct finance or leveraged leases and the lessee enjoys relatively greater flexibility through the shorter term, the lessor under an operating lease may be at relatively greater risk because the asset must be re-leased at maturity. Re-leasing any asset could take time and could be delayed due to market weakness and could be impacted by potentially lower future rental rates.

     Echelon believes that to maximize the long-term values of its existing aircraft assets under direct finance and operating leases, it may be necessary to hold such assets beyond the terms of their current leases. Echelon also believes that redeploying such assets under operating leases represents an opportunity which could provide acceptable returns on a risk-adjusted basis. The Company's direct finance and operating leases will continue to be actively managed, which may result in sales or other types of liquidations as market conditions warrant.

     AIRCRAFT LENDING

     Echelon has withdrawn from the aircraft lending business and has one remaining aircraft loan which matures December 31, 1999. The aircraft loan is to American Finance Group with an outstanding balance at December 31, 1998 of $.2 million and an interest rate of 7.57%. The loan is secured by three 1978-79 B737-2H4 aircraft which are leased to Southwest until December 1999.

     BANKRUPTCY OF LESSEES OF AIRCRAFT

     Due to many factors, including the economy, uncertain traffic levels, intense route and fare competition and the ease of entry of new airlines under the Airline Deregulation Act of 1978, several commercial airlines in recent years have been forced to suspend or cease operations due to financial difficulties. These airlines have filed petitions for reorganization under the Federal Bankruptcy Code, have merged with other airlines or have been liquidated. Echelon believes this past economic uncertainty in the commercial airline industry is indicative of the periodic fluctuations in the industry's cyclical economic performance. No assurance can be given that a decline in the health of the airline industry would not have an adverse effect on Echelon's business or results of operations. Moreover, if aircraft are returned by bankrupt carriers, there is no assurance that Echelon could sell or re-lease the aircraft on favorable terms or in a timely manner.

     In order to encourage equipment financing to the commercial airline industry, federal bankruptcy laws traditionally have afforded special treatment to certain lenders or lessors. Section 1110 of the Federal Bankruptcy Code creates a category of aircraft lenders and lessors whose rights to repossession upon the occurrence of a default are substantially enhanced.

     AIRCRAFT REMARKETING AND SALE

     On termination of a lease and return or repossession of an aircraft to or by Echelon, the Company would need to remarket the aircraft to realize its full investment. The remarketing of aircraft may be through a lease or sale. Whether an investment in any aircraft initially subject to a leveraged or direct finance lease will ultimately prove profitable may depend on the terms of re-lease or sale. No assurance can be given that as the aircraft leases mature, Echelon will be able to re-lease or sell such aircraft on commercially acceptable terms or in a timely manner. Furthermore, in the event of a lessee default or bankruptcy requiring Echelon to sell the aircraft prior to expected maturity of the lease, Echelon would accelerate the incurrence of tax liabilities, which could be significant, even if the aircraft is sold for less than its long-term value.

COMPETITION

     REAL ESTATE INDUSTRY

     The real estate ownership, development and management markets are generally regional and the identity of Echelon's competitors and the levels of competition vary in each area of activity and in each market. While Echelon encounters significant competition in each area of activity and in each market, Echelon believes that no one competitor is dominant. In particular, within the Tampa Bay area in which Echelon's operations are currently concentrated, there are numerous commercial and multi-family residential properties that compete with Echelon in attracting residents and tenants, numerous companies that compete with Echelon in selecting land for development and properties for acquisition and numerous companies that compete for real estate management services. Echelon believes competition in the real estate industry is based largely on location, quality of products and services and financial resources. Certain of Echelon's competitors have significantly greater financial resources than Echelon and may have greater experience than the Company in acquiring, developing and managing real estate, placing them at a competitive advantage in this regard.

     AIRCRAFT LEASING INDUSTRY

     The aircraft leasing industry is highly competitive, offering users alternatives to the purchase of most types of aircraft. Competitive conditions vary considerably depending upon the type of aircraft to be leased and the nature of the prospective lessee. As Echelon's aircraft leases mature, Echelon will be subject to such competition to the extent it attempts to re-lease such aircraft. In attempting to obtain commitments to lease aircraft to specific lessees, Echelon may be expected to compete, directly or indirectly, with aircraft manufacturers, airlines and other operators, equipment managers, leasing companies, financial institutions and numerous other parties engaged in the leasing, managing, marketing or remarketing of aircraft. Many of these competitors have significantly greater financial resources than Echelon and may have greater experience than Echelon in managing, leasing, operating and selling aircraft. Such competitors may offer to lease aircraft at rates lower than those which Echelon can reasonably offer and may provide certain benefits, such as maintenance, crews, support services and trade-in privileges, which Echelon generally cannot provide. In addition, to the extent troubled airlines seek to renegotiate the terms of the leases relating to their aircraft, certain of Echelon's competitors with greater resources may be in better bargaining positions to avoid renegotiation or may be able to enter into such negotiations and achieve relatively more favorable terms than Echelon would be able to achieve.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     REAL ESTATE INDUSTRY

     Echelon believes that it is in compliance in all material respects with all material environmental laws or regulations and that the cost of continued compliance with such laws and regulations will not have a material adverse effect on Echelon. However, many of Echelon's properties are located in areas where current or historic industrial uses of the areas may have caused site contamination. Nonetheless, at this time, Echelon does not anticipate that regulatory authorities will require remediation of the properties in any manner that would result in a material adverse effect on Echelon's business, results of operations or financial condition, and Echelon estimates that its proportionate share of liability for cleaning up such properties ranges from $.1 million to $1.0 million and has reserved $.3 million for potential costs that management estimates to be probable. See Note 14 to the Consolidated Financial Statements included in Item 8.

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

     MAINTENANCE AND AIRCRAFT AGING. Echelon, as the beneficial owner of aircraft, bears the ultimate responsibility for compliance with certain federal regulations. However, under all of the Company's aircraft leases, the lessee has the primary obligation to ensure that at all times, the use, operation, maintenance and repair of the aircraft are in compliance with all applicable governmental rules and regulations and that Echelon is indemnified from loss by the lessee for breach of any of these lessee responsibilities. Changes in government regulations may increase the cost to, and other burdens on, Echelon of complying with such regulations.

     Maintenance and compliance is also regulated by the FAA. At lease termination, the lessees are required to return the aircraft in good operating condition. Echelon may incur unanticipated maintenance expenses if Echelon were to take possession of the leased aircraft and the lessee was in default as to their maintenance obligation. If the defaulting lessee is in bankruptcy, Echelon will file a proof of claim for the required maintenance expenses in the lessee's bankruptcy proceedings and attempt to negotiate payment and reimbursement of a portion of these expenses. The bankruptcy of a lessee could adversely impact Echelon's ability to recover maintenance expense.

     As a result of investigations into the causes of several incidents, including rapid in-flight aircraft decompression and fatigue cracks in critical parts, the aircraft manufacturers issued service bulletins and the FAA has also issued airworthiness directives ("ADs"). These bulletins and airworthiness directives provide instructions to aircraft operators for the maintenance of aircraft and are intended to prevent the occurrence of similar incidents. Compliance with ADs is mandatory.

     In March 1989, the FAA issued serveral ADs which ordered extensive repairs of all older commercial aircraft. These ADs were issued to ensure that the oldest portion of the nation's transport aircraft fleet remains airworthy. The FAA began requiring that aircraft undergo extensive structural modifications upon accumulation of 20 years' time in service. Echelon has an interest in one aircraft that has over 20 years' time in service. A formal program to control corrosion in all aircraft has also been added to the FAA mandatory requirements for maintenance for each type of aircraft. These FAA rules and proposed rules evidence the current approach to aircraft maintenance developed by the manufacturers and supported by the FAA in conjunction with an aircraft industry group. Echelon may be required to pay for these FAA requirements if a lessee defaults or if necessary to release or sell the aircraft.

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

     All of Echelon's leased aircraft have Stage III noise certification, except four B737-200s leased to Delta Air Lines, Inc. ("Delta") and a B727-200 leased to Air Micronesia, Inc. (a subsidiary of Continental). A lease extension with Delta requires the airline to install hushkits on two of the aircraft. Echelon plans to negotiate with Delta for the installation of hushkits on the other two aircraft in order to qualify for Stage III noise certification. The cost of the hushkits is currently approximately $2.0 million per aircraft. The aircraft leased to Air Micronesia, Inc. does not operate from civil airports in the United States and as such, is not subject to the FAA noise certification requirements.

     REGISTRATION OF AIRCRAFT; UNITED STATES PERSON. In accordance with FAA regulations, the operation of an aircraft not registered with the FAA in the United States is generally unlawful. Subject to certain limited exceptions, an aircraft may not be registered with the FAA unless it is owned by a "citizen of the United States" or a "resident alien" of the United States. If Echelon were to cease being a "citizen of the United States" or a "resident alien" of the United States, it may be subject to claims based upon its breach of covenants and representations concerning its status as a citizen of the United States included in the contracts underlying its leveraged, direct finance and operating leases. Because Florida Progress continues to guarantee certain of these covenants after the Distribution, Echelon and Florida Progress have agreed that the Echelon Chairman, the Echelon President and at least two-thirds of the Echelon Board of Directors will be United States citizens or resident aliens within the meaning of the FAA regulations for as long as any of such covenants are guaranteed by Florida Progress.

EMPLOYEES

     As of March 1999, Echelon had 138 full-time employees. These employees work in a variety of capacities, comprised of 36 in executive and corporate functions, 36 in real estate and property management services, 34 in multi-family residential development and management, 5 in commercial development and 27 in marina and other operations. None of Echelon's employees are represented by labor unions. Echelon believes that, generally, labor relations are satisfactory and have been maintained in a normal and customary manner. From time to time, Echelon engages third party contractors on development projects for infrastructure management and building construction. These contractors' employees may include persons represented by various building and trade unions.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein regarding matters that are not historical facts are forward-looking statements, including (i) certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those statements concerning Echelon's strategies, expected sources and uses of funds, including its expected capital expenditures, and (ii) certain statements contained in "Business," such as those statements concerning Echelon's strategy (a) with respect to its office properties, to hold its existing portfolio of properties for the next five years, (b) with respect to its industrial and other properties, to sell the properties over the next five years as market conditions warrant, (c) with respect to its real estate management and brokerage services, to expand such business as a result of growth in the Company's real estate operations, (d) with respect to its other owned real estate and commercial and multi-family residential real estate development activities, to develop commercial properties and multi-family residential communities on its currently owned properties and on properties to be acquired in the southeast and southwest United States and, in addition, to sell certain properties as market conditions warrant to third parties, (e) with respect to its collateralized commercial real estate loan portfolio, to collect outstanding loan balances upon repayment at maturity or upon foreclosure and sale of the collateral, (f) with respect to its leasing business, to generally hold the leveraged leases to maturity or until the market values exceed termination values of the assets, and to re-lease or sell the assets underlying the various leases to maximize returns or to potentially restructure individual leveraged leases, and (g) to deploy the proceeds generated by the ultimate disposition of certain assets to the Real Estate Business. Because such statements involve risks and uncertainties, actual strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.

     Echelon wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, could affect Echelon's actual results and could cause Echelon's actual consolidated results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of Echelon.

     /bullet/ Echelon's anticipated increase in its level of real estate development activities will require a significant amount of capital and the ability to acquire and develop land identified for future real estate development. Accordingly, the extent of Echelon's real estate development will depend upon the amount of funds generated through operating activities, maturity and collection of loans receivable, planned asset sales, project-based and other financings, joint venture partnerships, the capital markets, and the ability to acquire land identified for future real estate development. There can be no assurance that operating activities, maturity and collection of loans receivable, planned asset sales, project-based and other financings, joint venture partnerships or the capital markets will generate net proceeds for Echelon in amounts and at times necessary to enable Echelon to carry out these development activities. There can also be no assurance that Echelon will be able to acquire land identified for future real estate development.

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

     /bullet/ Currently, all of Echelon's commercial real estate and income-producing multi-family residential properties are located in the State of Florida, primarily in the Tampa Bay area, including St. Petersburg and Tampa, and over 88% of Echelon's commercial rental space (measured by rentable square footage) is located in this area. Due to this lack of geographical diversification, Echelon is dependent upon the continued demand for commercial, multi-family residential and industrial space in the Tampa Bay area. Echelon may be adversely affected in the event the demand for office space in St. Petersburg or Tampa declines or the St. Petersburg or Tampa economy experiences a downturn. Like other real estate markets, the Florida real estate market has experienced periodic economic fluctuations. Echelon has also identified other locations in the southeast and southwest United States for the future acquisition and development of multi-family residential communities. This diversification is designed to reduce Echelon's risk of the potential effects of an economic downturn in a specific geographic area of the United States where the Company owns property.

     /bullet/ Aircraft leasing involves numerous risks, including risks stemming from the obsolescence or physical deterioration of aircraft and the possibility of defaults by lessees. In addition, fluctuations in general business and economic conditions, the adoption of restrictive regulations and legislation, changes in consumer demand for air travel, fluctuations in fuel prices and other factors over which lessors of aircraft have no control, could be expected to affect adversely the supply and demand for aircraft or aircraft leases and may cause cost increases relating to the leasing of aircraft that cannot be offset by increased leasing revenues. No assurance can be given that a decline in the health of the airline industry would not have an adverse effect on Echelon's business or results of operations.

ITEM 2. PROPERTIES

     Echelon believes that its properties are adequate to conduct its business as currently operated. Echelon maintains property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. A portion of the commercial and multi-family residential real estate is pledged as collateral for certain loans. (See Notes 2 and 6 of Notes to Consolidated Financial Statements included in Item 8). Property owned by Echelon and leased under leveraged leases is subject to liens in favor of secured lenders.

     See "The Real Estate Business" and "The Leasing and Lending Business" for a description of all significant real estate and equipment owned by Echelon.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Echelon's Common Stock has traded on the New York Stock Exchange since December 9, 1996. The high and low price per share of Echelon's Common Stock each quarter in 1998 and 1997 appears in Note 18 of the Notes to Consolidated Financial Statements.

     No dividends were paid to stockholders during 1998 or 1997. Dividends paid to Echelon's former parent in 1996 appear in the Consolidated Statements of Stockholders' Equity. The payment and level of cash dividends by Echelon are subject to the discretion of the Echelon Board of Directors. Echelon currently intends to retain all future earnings for the development of its business and does not anticipate paying any cash dividends for the foreseeable future.

     The approximate number of registered equity stockholders of Echelon is as follows:


                                                      NUMBER OF REGISTERED HOLDERS
TITLE OF CLASS                                            AS OF MARCH 16, 1999
--------------------------------------------------   -----------------------------
   Common Stock, par value $.01 per share.........               27,517

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                     1998        1997           1996             1995             1994
                                                  ---------- ----------- ----------------- ---------------- ----------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Revenue .........................................  $  40.6     $  44.2       $   63.3          $  47.6          $  48.8
                                                   =======     =======       ========          =======          =======
Income (loss) before income taxes and
extraordinary items .............................  $   7.2     $  11.6       $  (44.8)(1)      $  (9.9)         $  (9.2)
                                                   =======     =======       ========          =======          =======
Income (loss) before extraordinary items ........  $   8.7     $   9.5       $  (29.3)(1)      $  (5.0)         $  (5.0)
Extraordinary items:
 Gain on settlement of debt, net of income
   tax expense ..................................       .8          --             --               --               --
 Gain (loss) on extinguishment of debt,
   net of income tax effect .....................       --        (1.9)           1.8               --              ---
                                                   -------     -------       --------          -------          -------
Net income (loss) ...............................  $   9.5     $   7.6       $  (27.5)(1)      $  (5.0)(2)      $  (5.0)(2)
                                                   =======     =======       ========          =======          =======
Basic and diluted earnings per common share:
 Income (loss) before extraordinary items .......  $  1.28     $  1.40       $  (4.51)         $  (.77)         $  (.77)
 Extraordinary items ............................      .12        (.28)           .28               --               --
                                                   -------     -------       --------          -------          -------
Net income (loss) per common share ..............  $  1.40     $  1.12       $  (4.23)         $  (.77)         $  (.77)
                                                   =======     =======       ========          =======          =======
Basic and diluted weighted average shares of
  common stock outstanding ......................      6.8         6.8            6.5              6.5              6.5
                                                   =======     =======       ========          =======          =======
Dividends paid to former parent .................  $    --     $    --       $     .1          $   3.2          $    --
                                                   =======     =======       ========          =======          =======
BALANCE SHEET DATA:
Assets:
  Real estate ...................................  $ 206.2     $ 134.7       $  146.5          $ 153.9          $ 144.5
  Investments in Financial Assets ...............    266.4       276.0          334.0            400.2            478.3
  Cash equivalents and marketable securities.....     21.6        49.8           63.3               .4               .6
                                                   -------     -------       --------          -------          -------
   Total assets .................................  $ 494.2     $ 460.5       $  543.8          $ 554.5          $ 623.4
                                                   =======     =======       ========          =======          =======
Deferred income taxes ...........................  $ 141.5     $ 154.2       $  163.3          $ 182.3          $ 224.3
                                                   =======     =======       ========          =======          =======
Capitalization:
  Long-term debt ................................  $ 121.7     $  77.1       $  116.5          $  33.2          $  32.7
  Notes and advances from former parent .........       --          --           32.9            250.0            283.8
  Common equity .................................    215.8       209.1          201.4             60.8             69.0
                                                   -------     -------       --------          -------          -------
   Total capitalization .........................  $ 337.5     $ 286.2       $  350.8          $ 344.0          $ 385.5
                                                   =======     =======       ========          =======          =======

----------------
(1) Reflects $31.4 million pre-tax provision for lease, loan and real estate losses.
(2) The similarity of net loss for the years ended December 31, 1995 and 1994 reflects the orderly withdrawal strategy under which Echelon operated during those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Echelon is a real estate company which develops, owns, and manages commercial and multi-family residential real estate (the "Real Estate Business"). The Real Estate Business includes two segments: 1) Commercial Real Estate and 2) Multi-Family Residential Real Estate. The Company also owns and manages a portfolio of financial assets consisting primarily of leased aircraft and other assets and collateralized financings of commercial real estate and aircraft (the "Leasing and Lending Business"). The Leasing and Lending Business comprises the majority of the Company's third segment, Investments in Financial Assets. Echelon is continuing to withdraw from the aircraft and real estate lending business to focus on its core real estate operations.

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

     The Company's operations for the year ended December 31, 1998 include the following nonrecurring events and transactions, which effected the Company's earnings:

     /bullet/ The sale of 6.57 acres of land in CARILLON PARK for $2.7 million, resulting in a pre-tax gain of $1.1 million.

     /bullet/ The sale of two aircraft engines by Progress Potomac Capital
              Ventures ("PPCV"), in which Echelon had a 50% interest, for $5.7 million, resulting in a pre-tax gain of $1.6 million to Echelon.

     /bullet/ The collection in full of a real estate loan receivable from Madison Building, Inc. As a result of the loan payoff, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded.

     /bullet/ The sale of two aircraft engines to United Technologies, Inc. and the termination of the related leveraged lease, resulting in pre-tax income of $.6 million.

     /bullet/ The settlement of a $.6 million long-term debt obligation and related accrued interest of $.6 million, resulting in an after-tax extraordinary gain of $.8 million.

     The Company's operations for the fiscal year ended December 31, 1998 also include the following nonrecurring events and transactions, which had no immediate effect on the Company's earnings:

     /bullet/ The payoff of a $2.3 million deferred rent note receivable from Continental Airlines. The deferred rent note receivable was originally scheduled to mature in 2000.

     /bullet/ The receipt of $19.1 million in net assets from the dissolution of the PPCV joint venture in which Echelon had a 50% interest. The net assets represent the components of a direct finance lease for an aircraft leased to Continental Airlines through February 2002.

     /bullet/ The execution of an extension and rental rate adjustment on a direct finance lease for an aircraft leased to Southwest Airlines. Subsequently, the lease was used as collateral for a $13.0 million, full payout, 5.99% fixed rate loan maturing in June 2008.

     /bullet/ The extension of an operating lease with Air Micronesia, Inc. (a subsidiary of Continental Airlines) from an original lease maturity of December 31, 1998 to October 31, 2000.

     /bullet/ Approval by Echelon's Board of Directors for the purchase of up to $15.0 million of the Company's outstanding common stock. Through December 31, 1998, the Company has purchased 143,000 shares in conjunction with the stock buyback, at a total cost to the Company of $2.9 million. Since the Distribution in December 1996, the Company has purchased 215,938 shares of common stock at a total cost to the Company of $4.5 million, or an average price of $20.69 per share.

     The Company's operations for the fiscal year ended December 31, 1998 include the following transactions related to the Company's ongoing multi-family residential and commercial development activities:

MULTI-FAMILY RESIDENTIAL DEVELOPMENT

     /bullet/ Construction continued through December 31, 1998 for two multi-family residential communities, ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE, both located in the Gateway Area of St. Petersburg, Florida. Construction for ECHELON AT BAY ISLE KEY was completed in February 1999.

     /bullet/ Construction began in September 1998 for the development of ECHELON AT WOODLAND PARK, a 232-unit multi-family residential community in Tulsa, Oklahoma.

     /bullet/ Construction began in November 1998 for the development of ECHELON
              AT NORTHLAKE, a 256-unit multi-family residential community in Atlanta, Georgia.

     /bullet/ Construction began in December 1998 for the development of ECHELON
              AT MEMORIAL CREEK, a 292-unit multi-family residential community in Tulsa, Oklahoma.

     /bullet/ Construction began in December 1998 for the development of ECHELON
              AT MISSION RANCH, a 295-unit multi-family residential community in Mesquite, Texas.

     /bullet/ Land was purchased, at a cost of $1.2 million, for the development of ECHELON AT WATTERS CREEK, a 200-unit multi-family residential community in Allen, Texas. Development is in process and construction is planned to begin in the second quarter of 1999.

     /bullet/ Land was purchased, at a cost of $1.9 million, for the development of ECHELON AT BRIARGATE, a 395-unit multi-family residential community in Colorado Springs, Colorado. Development is in process and construction is planned to begin in the second quarter of 1999.

COMMERCIAL DEVELOPMENT

     /bullet/ Construction and tenant improvements were completed on BAYBORO
              STATION (80,991 rentable square feet) and CENTRAL STATION (133,279 rentable square feet). Both properties are 100% leased under 10-year and 15-year leases, respectively.

     /bullet/ Construction of THE NEW MCNULTY, a 714 space parking garage with 9,000 square feet of ground floor retail space, was completed in late December 1998.

     /bullet/ Construction is continuing for CASTILLE AT CARILLON, two Class A office buildings totaling 103,900 square feet located in CARILLON PARK, which will be completed in June 1999. As of March 1999, Echelon occupies approximately 20,000 square feet as its corporate headquarters.

     The Company's capital expenditures during 1998 totaled $90.4 million. Commercial capital expenditures for construction and tenant improvements totaled $36.8 million, multi-family capital expenditures (including land purchases) were $52.4 million and corporate equipment and other capital expenditures were $1.2 million.

     The results of operations in 1998, 1997 and 1996 are not necessarily indicative of future results.

SEGMENT REPORTING

     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has three principal operating segments: 1) Commercial Real Estate, 2) Multi-Family Residential Real Estate and 3) Investments in Financial Assets. Commercial Real Estate includes the ownership, operation and development of office and industrial properties, land sales, marina operations and real estate brokerage services. Multi-Family Residential Real Estate includes the development, ownership and operation of multi-family residential communities. Investments in Financial Assets include the management of the Company's leveraged leases, direct finance leases, an operating lease, commercial finance loans and affordable housing limited partnership investments. The airline industry is the primary industry included in the Investments in Financial Assets segment.

     The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

     The Company is subject to the risks inherent in the development, ownership and management of commercial and multi-family residential real estate. These include, among others, the risks normally associated with construction, changes in the general economic climate, availability of construction and permanent financing, trends in the real estate industry (including creditworthiness of tenants, competition for tenants, changes in tax laws and interest rate levels) and potential liability under environmental and other laws.

     The Company is also subject to the risks inherent with aircraft leasing. These include, among others, the risks stemming from the obsolescence or physical deterioration of aircraft, the possibility of defaults by lessees, the adoption of restrictive regulations and legislation, changes in consumer demand for air travel, fluctuation in fuel prices and other factors over which lessors of aircraft have no control. These risks could be expected to adversely affect the supply and demand for aircraft or aircraft leases and may cause cost increases relating to the leasing of aircraft that cannot be offset by increased leasing revenues.

     Echelon is continuing to withdraw from the aircraft and real estate lending business to focus on its core commercial and multi-family residential real estate operations.

     The accounting policies of the segments are the same as those described in
Note 1 of the Consolidated Financial Statements included in Item 8.

     Segment information for the years ended December 31, 1998, 1997 and 1996 is summarized below. Revenues received from Florida Progress and subsidiaries accounted for 11.8% of the Company's revenues during the year ended December 31, 1998. No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 1997 and 1996.



                                                       YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1998        1997         1996
                                                  --------   ----------   ----------
                                                            (IN MILLIONS)
Sales and Revenues:(1)
 Commercial real estate .......................    $25.3      $  23.0       $ 40.5
 Multi-family residential real estate .........      0.9           --           --
 Investments in financial assets ..............     10.7         17.9         22.7
                                                   -----      -------       ------
                                                    36.9         40.9         63.2
 Non-segment ..................................      3.7          3.3          0.1
                                                   -----      -------       ------
                                                   $40.6      $  44.2       $ 63.3
                                                   =====      =======       ======
Operating Expenses:(2)
 Commercial real estate .......................    $21.2      $  42.8       $ 53.5
 Multi-family residential real estate .........      1.4           --           --
 Investments in financial assets ..............      2.2        (15.8)        37.8
                                                   -----      -------       ------
                                                    24.8         27.0         91.3
 Non-segment ..................................      8.6          5.6         16.8
                                                   -----      -------       ------
                                                   $33.4      $  32.6       $108.1
                                                   =====      =======       ======
Interest Expense, Net:(2)
 Commercial real estate .......................    $ 2.6      $   3.8       $  8.2
 Multi-family residential real estate .........       .3           --           --
 Investments in financial assets ..............      2.6          5.2         10.5
                                                   -----      -------       ------
                                                     5.5          9.0         18.7
 Non-segment ..................................       --           --           --
                                                   -----      -------       ------
                                                   $ 5.5      $   9.0       $ 18.7
                                                   =====      =======       ======
Depreciation Expense:(2)
 Commercial real estate .......................    $ 4.1      $   3.5       $  4.5
 Multi-family residential real estate .........       .3           --           --
 Investments in financial assets ..............      1.1          1.1          1.1
                                                   -----      -------       ------
                                                     5.5          4.6          5.6
 Non-segment depreciation expense .............       .5           .1           --
                                                   -----      -------       ------
                                                   $ 6.0      $   4.7       $  5.6
                                                   =====      =======       ======
Extraordinary Gain (Loss), Net
 of Income Tax Effect:
 Commercial real estate .......................    $ 0.8      $  (1.0)      $  (.3)
 Multi-family residential real estate .........       --           --           --
 Investments in financial assets ..............       --          (.9)         2.1
                                                   -----      -------       ------
                                                     0.8         (1.9)         1.8
 Non-segment ..................................       --           --           --
                                                   -----      -------       ------
                                                   $ 0.8      $  (1.9)      $  1.8
                                                   =====      =======       ======

                                               YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                              1998       1997        1996
                                           ----------   ------   -----------
                                                     (IN MILLIONS)
Income tax expense (benefit) ...........     $ (1.5)     $2.1      $ (15.5)
                                             ======      ====      =======
Consolidated net income (loss) .........     $  9.5      $7.6      $ (27.5)
                                             ======      ====      =======

----------------
(1) Non-segment sales and revenues to reconcile to total revenue are comprised of investment income and net realized gain on sale of investments.
(2) Non-segment operating expenses to reconcile to total operating expenses are comprised of corporate general and administrative expenses and corporate depreciation.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net income for the year ended December 31, 1998 was $9.5 million or $1.40 basic and diluted earnings per share. This compares to net income of $7.6 million or $1.12 basic and diluted earnings per share for the year ended December 31, 1997.

SALES AND REVENUES

     COMMERCIAL REAL ESTATE

     Commercial real estate sales and revenues for the year ended December 31, 1998 increased $2.3 million compared to the same period in 1997 primarily due to:

     /bullet/ A $3.6 million increase in rental revenues resulting from an overall increase in occupancy and rental rates for the Company's commercial properties and the 100% occupancy of the commercial properties completed during 1998, BAYBORO STATION and CENTRAL STATION. See Note 7 to the Consolidated Financial Statements included in Item 8.

     /bullet/ A $2.3 million increase in the sales of development properties and development rights as a result of the sales of land and development rights in CARILLON PARK during the year ended December 31, 1998. The CARILLON PARK land sale was to an existing owner for land contiguous to the owner's land holdings. The sale of development rights in CARILLON PARK was also to an existing owner for further development on the owner's land holdings. Echelon intends to develop much of the unsold CARILLON PARK land for its own real estate portfolio and market the remaining land to third parties.

     /bullet/ A $3.6 million decrease in marina revenues for the year ended
              December 31, 1998, compared to the same period in 1997, primarily as a result of the Company's decision to discontinue the sale of boats as a component of marina operations.

   MULTI-FAMILY RESIDENTIAL REAL ESTATE

     /bullet/ Multi-family residential real estate sales and revenues for the year ended December 31, 1998 of $.9 million resulted from the opening of the Company's first multi-family residential community, ECHELON AT BAY ISLE KEY, in late April 1998.

     INVESTMENTS IN FINANCIAL ASSETS

     Investments in financial assets sales and revenues for the year ended December 31, 1998 decreased $7.2 million compared to the same period in 1997 primarily due to:

     /bullet/ A decrease of $2.4 million in interest income for the year ended
              December 31, 1998 compared to 1997 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate development and acquisition.

     /bullet/ Equity in earnings of unconsolidated partnerships decreased $1.1 million for the year ended December 31, 1998 compared to 1997 primarily due to the July 31, 1998 dissolution of the joint venture partnership in which Echelon had a 50% interest. The decrease in the equity in earnings is offset by the $1.6 million pretax gain on the sale of an asset in January 1998 in this joint venture. Equity in earnings of unconsolidated partnerships in the first nine months of 1997 included $.9 million from a pretax gain on the sale of an asset in a partnership in which Echelon had approximately a 26% interest.

     /bullet/ Earned income on finance and operating leases increased $1.3 million for the year ended December 31, 1998 compared to 1997 primarily as a result of $.8 million increase in lease revenues recorded from the direct finance lease the Company received from the July 31, 1998 dissolution of the joint venture, in which Echelon was a 50% partner and $.6 million of revenues related to the sale of two aircraft engines and termination of the related leveraged lease. Prior to July 31, 1998, the income from the joint venture was reported in the "Equity in earnings of unconsolidated partnerships" income statement line item.

     /bullet/ An increase of $.9 million in the amount of losses recorded from the Company's investments in affordable housing limited partnerships. As part of Echelon's strategy to focus on real estate development, Echelon has investments in affordable housing limited partnerships entitled to the benefits of housing tax credits. The Company's overall return on these investments includes recording losses on this type of investment. The tax benefits resulting from such losses and the realization of the limited housing tax credits are the primary source of value from this type of investment. Equity in losses of real estate partnership investments reduced 1998 and 1997 revenue by $2.4 million and $1.5 million, respectively, as a result of the Company recording its share of losses from housing tax credit limited partnerships in each of the years. The Company recorded $2.4 million and

              $1.3 million in tax credits for the years ended December 31, 1998 and 1997, respectively, as a reduction of income tax expense.

     /bullet/ A decrease in gain on sale of loans of $4.1 million. The gain on sale of loans of $4.1 million for the year ended December 31, 1997 was the result of the recognition of a deferred gain on loans receivable that were sold.

     NON-SEGMENT

     The Company's non-segment sales and revenues are comprised of investment income and realized gain on sale of investments, which increased $.4 million for the year ended December 31, 1998 compared to the same period of 1997.

OPERATING EXPENSES

     COMMERCIAL REAL ESTATE

     Commercial real estate operating expenses for the year ended December 31, 1998 decreased $21.6 million compared to the same period in 1997 primarily due to:

     /bullet/ A decrease in the provision for (recovery of) real estate losses of $19.0 million. The decrease is the result of a $19.0 million provision Echelon recorded in 1997 to recognize an impairment on certain income-producing property. The impairment was recognized when Echelon revised its strategy with respect to certain commercial real estate assets to include short to medium-term exit strategies.

     /bullet/ A decrease in rental and other operations expenses of $2.8 million over 1997 primarily due to:

              - a decrease in marina operations of $3.1 million related to the
                Company's decision to discontinue the sale of boats as a component of marina operations, as discussed above, and

              - an increase in rental operations for the Company's commercial properties of $.3 million resulting from increased occupancy in the Company's commercial properties in 1998 as compared to 1997, as previously discussed.

     /bullet/ A decrease in interest expense, net of amounts capitalized, of $1.2 million primarily due to a reduction in the Company's debt during 1997, resulting from loan receivable sales and payoffs and asset sales in 1997 and the refinancing of a significant portion of the Company's debt at lower interest rates in the fourth quarter of 1997.

     /bullet/ An increase in the cost of development properties and development rights sold of $.8 million, related to the sale of development properties discussed previously.

     /bullet/ An increase in depreciation expense of $.6 million primarily as a result of the completion of the construction and tenant improvements of two commercial properties, BAYBORO STATION and CENTRAL STATION, in the second quarter of 1998.

  MULTI-FAMILY RESIDENTIAL REAL ESTATE

     /bullet/ Multi-family residential real estate operating expenses for the year ended December 31, 1998 of $1.4 million resulted from the opening of the Company's first multi-family residential community, ECHELON AT BAY ISLE KEY, in late April 1998, as previously discussed. The $1.4 million of operating expenses are comprised of $.3 million of depreciation expense, $.3 million of interest expense and $.8 million of real estate operating expenses.

     INVESTMENTS IN FINANCIAL ASSETS

     Expenses related to investments in financial assets for the year ended December 31, 1998 increased $18.0 million compared to the same period in 1997 primarily due to:

     /bullet/ An $18.1 million decrease in the recovery of losses on leases and loans comprised of:

              The reversal of $19.7 million of the provision for (recovery of) losses on loans and leases in 1997. The components of the reversal were:

              - The reversal of a $15.0 million provision, recorded prior to
                1997, as a result of the collection in 1997 of two aircraft loans receivable and the disposal of an investment in an unconsolidated affiliate.

              - The reversal of a $4.7 million provision recorded in 1996 related to an aircraft lease that the Company anticipated selling in order to pay off certain debt. The cash flow generated through the collection of the aircraft loans receivable and the disposal of an investment in an unconsolidated affiliate enabled the Company to retire some of its debt and retain the aircraft lease which the Company had expected to sell in order to retire the debt.

              The reversal of a $1.6 million allowance for loan losses in 1998 as a result of the complete repayment of a loan, for which the Company had previously recorded an allowance for loan losses:

     /bullet/ A decrease in interest expense, net of amounts capitalized, of $2.6 million primarily due to a reduction in the Company's debt during 1997, resulting from loan receivable sales and payoffs and asset sales in 1997 and the refinancing of a significant portion of the Company's debt at lower interest rates in the fourth quarter of 1997.

     /bullet/ A decrease in other income of $2.5 million. The $2.5 million of other income in 1997 is the result of a $1.3 million gain related to the sale of the Company's interest in a previously written-off oil rig lease and the reversal of $1.2 million of accruals primarily related to estimates of expenses expected to have been incurred in connection with the Distribution in December 1996.

  NON-SEGMENT

     Non-segment operating expenses to reconcile to total operating expenses are comprised primarily of corporate general and administrative expenses and corporate depreciation.

     The non-segment operating expenses increased $3.0 million for the year ended December 31, 1998 compared to the same period in 1997. The increase is primarily the result of an increase in corporate general and administrative expenses resulting from the formation of the Company's multi-family residential and commercial pipeline of potential projects during a significant portion of 1998. During the formation of the pipeline, certain costs were appropriately expensed rather than capitalized. As specific projects are approved, costs related to these projects have been, and will continue to be, capitalized.

EXTRAORDINARY ITEMS

   COMMERCIAL REAL ESTATE

     /bullet/ During 1998, the Company settled a long-term obligation with the University of Florida Foundation, Inc. In conjunction with the settlement, a $.6 million long-term debt obligation and related accrued interest of $.6 million were canceled, resulting in a $.8 million after-tax extraordinary gain to the Company.

     /bullet/ The $(1.0) million after-tax extraordinary loss in 1997 is the result of the write-off of debt issuance costs and a prepayment penalty related to the early extinguishment of debt.

   INVESTMENTS IN FINANCIAL ASSETS

     /bullet/ The $(.9) million after-tax extraordinary loss in 1997 is a result of the write-off of debt issuance costs related to the early extinguishment of debt, resulting from the early collection of certain of the Company's real estate loans receivable.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, Echelon reported net income of $7.6 million or $1.12 basic and diluted earnings per share compared to a net loss of $(27.5) million or $(4.23) basic and diluted loss per share for the year ended December 31, 1996.

SALES AND REVENUES

     COMMERCIAL REAL ESTATE

     Commercial real estate sales and revenues for the year ended December 31, 1997 decreased $17.5 million compared to the same period in 1996 primarily due to:

     /bullet/ A $21.0 million decrease in the sales of development properties and development rights due to a decrease in CARILLON PARK land sales. The decrease in the sale of development properties was a strategic decision in 1997 to remove most of the remaining land in CARILLON PARK from the market and to develop the property for the Company's real estate portfolio.

     /bullet/ A $1.4 million increase in commercial rental income primarily due to overall increased occupancy in Echelon's properties.

     /bullet/ A $2.1 million increase in marina and other operations revenues.

     INVESTMENTS IN FINANCIAL ASSETS

     Investments in financial assets sales and revenues for the year ended December 31, 1997 decreased $4.8 million compared to the same period in 1996 primarily due to:

     /bullet/ Interest income declined by $9.1 million for the year ended
              December 31, 1997 compared to the same period in 1996 as a result of the sales and payoffs of loans receivable as the Company continued to execute its strategy to liquidate non-strategic assets and redirect the capital to commercial and multi-family residential real estate development.

     /bullet/ Equity in earnings of unconsolidated partnerships increased $1.1 million due primarily to a $.9 million gain in 1997 on the sale of an asset in an unconsolidated partnership in which Echelon had approximately a 26% interest.

     /bullet/ Equity in losses of limited partnership investments reduced 1997 revenue by $1.5 million as a result of the Company investing in these limited partnerships in 1997 and recording its share of losses from affordable housing tax credit limited partnerships. The Company also recorded $1.3 million in tax credits for the year ended December 31, 1997 as a reduction of income tax expense.

     /bullet/ Earned income on finance and operating leases increased $.6 million due to the recognition of income in 1997 on an aircraft lease that was classified as an "Asset Held for Sale" for the majority of the year ended December 31, 1996.

     /bullet/ A $4.1 million gain on sale of loans in the year ended December
              31, 1997 was the result of the recognition of a deferred gain on loans receivable that were sold. The Company had no gains on sales of loans during the year ended December 31, 1996.

     NON-SEGMENT

     Investment income and realized gain on sale of investments increased $3.2 million for the year ended December 31, 1997 in comparison with 1996 as a result of the Company's investment in marketable securities in 1997.

OPERATING EXPENSES

     COMMERCIAL REAL ESTATE

     Commercial Real Estate operating expenses for the year ended December 31, 1997 decreased $10.7 million compared to the same period in 1996 primarily due to:

     /bullet/ A $4.2 million increase in rental and other operations expense over 1996 due to the increased occupancy in Echelon's properties and an increase in marina and other operations.

     /bullet/ A $20.9 million decrease in the cost of development properties and development rights sold in 1997 due to a decrease in Carillon Park land sales, as previously discussed.

     /bullet/ A $11.4 million increase in the provision for (recovery of) real estate losses for the year ended December 31, 1997 compared to 1996. As previously discussed, in 1997 the Company recorded a $19.0 million provision to recognize an impairment on certain income producing property. The impairment was recognized when Echelon revised its strategy with respect to its commercial real estate assets to include short to medium-term exit strategies. In 1996, Echelon recorded a $7.6 million provision to cover losses estimated to be incurred on the accelerated sale of certain non-strategic real estate assets.

     /bullet/ A decrease in interest expense of $4.4 million in comparison with 1996 due to the Company's paydown of debt throughout 1997 with funds from loan receivable sales and payoffs and sales of non-strategic assets.

     /bullet/ A decrease in depreciation expense of $1.0 million for the year ended December 31, 1997 compared to 1996 primarily as a result of the $19.0 million impairment recorded on the Company's income-producing property, as previously discussed.

  INVESTMENTS IN FINANCIAL ASSETS

     Expenses related to investments in financial assets for the year ended December 31, 1997 decreased $53.6 million compared to the same period in 1996 primarily due to:

     /bullet/ The reversal of $19.7 million of the provision for (recovery of) losses on loans and leases in 1997. The components of the reversal were:

              - The reversal of a $15.0 million provision, recorded prior to
                1997, as a result of the collection in 1997 of two aircraft loans receivable and the disposal of an investment in an unconsolidated affiliate.

              - The reversal of a $4.7 million provision recorded in 1996 related to an aircraft lease that the Company anticipated selling in order to pay off certain debt. The cash flow generated through the collection of the aircraft loans receivable and the disposal of an investment in an unconsolidated affiliate enabled the Company to retire some of its debt and retain the aircraft lease which the Company had expected to sell in order to retire the debt.

     /bullet/ A $23.8 million provision for losses on loans and leases recorded in 1996 for losses expected to be incurred on the accelerated sale of certain non-strategic assets.

     /bullet/ A decrease in interest expense, net of amounts capitalized, of $5.3 million in 1997 primarily due to the Company's paydown of debt throughout 1997.

     /bullet/ A decrease in other operating expenses of $2.3 million in 1997 as compared to 1996. The decrease is primarily the result of expenses incurred in 1996 in connection with the Distribution.

     /bullet/ An increase in other income of $2.5 million. The $2.5 million of other income in 1997 is the result of a $1.3 million gain related to the sale of the Company's interest in a previously written-off oil rig lease and the reversal of $1.2 million of accruals primarily related to estimates of expenses expected to have been incurred in connection with the Distribution in December 1996.

EXTRAORDINARY ITEMS

     COMMERCIAL REAL ESTATE

     /bullet/ The $(1.0) million and $(.3) million after-tax extraordinary losses in both 1997 and 1996 are the result of the write-off of debt issuance costs and prepayment penalties related to the early extinguishment of debt.

     INVESTMENTS IN FINANCIAL ASSETS

     /bullet/ The $(.9) million after-tax extraordinary loss in 1997 is a result of the write-off of debt issuance costs related to the early extinguishment of debt, resulting from the collection on certain of the Company's real estate loans receivable.

     /bullet/ The $2.1 million after-tax extraordinary gain in 1996 is the result of the extinguishment of debt and accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been, and are expected to continue to be, impacted by the strategic plan discussed herein. The Company's sources of liquidity and capital resources have been primarily from the maturity and collection of Echelon's lease and loan portfolio, proceeds from the sale of certain non-strategic assets and, with respect to the Echelon's real estate development, from project-based and other financings. The planned development of multi-family residential and commercial real estate will require additional access to external financing. The timing and amount of external financing requirements will, in part, be dependent upon the timing of collections from real estate loans and asset sales.

     Echelon expects to obtain sufficient capital from its operations, asset sales, loan collections, project-based and other financings, and the capital markets sufficient to execute its strategic plan. However, no assurance can be given that such capital will be available in amounts sufficient to execute the strategic plan.

     In May 1998, Echelon executed a commitment letter with Teacher's Insurance and Annuity Association of America ("TIAA") for a $55.5 million Credit Facility at an interest rate of 7.15% per annum. The proceeds of the facility will be used for the permanent financing of specific projects. The facility will be secured by the projects and funding will occur for each project based on specific conditions. Each disbursement will constitute a separate loan which will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The remaining loans require monthly principal and interest payments based on a 30-year amortization schedule. The Credit Facility defines the loan disbursement expiration dates for each loan, with the ability for the Company to extend any of the expiration dates for 90 days. Under the terms of the commitment, TIAA required the Company to remit a refundable application fee. The Company negotiated to provide stand-by letters of credit in lieu of the application fee, which will be reduced on a pro-rata basis as the loans are funded. As of December 31, 1998, Echelon had certificates of deposit totaling $1.1 million securing these letters of credit. The Company had not closed on any loans with TIAA as of December 31, 1998.

     In January 1999, the Company executed a commitment letter with NationsBank for a $100.0 million Advised Guidance Line of Credit. The line of credit will provide construction financing for multi-family residential and commercial projects, as approved by NationsBank. Each project financed under the line will be a separate loan and the interest rate for each loan will be negotiated with NationsBank based upon market conditions at the time of funding. The term for each multi-family residential loan is 36 months and for each commercial loan is 30 months. The loans are interest only, with the entire principal and any accrued interest due at maturity.

     In February 1999, the Company executed a $19.8 million commitment letter with NationsBank under the $100.0 million Advised Line of Credit outlined above. The commitment is for a construction loan for ECHELON AT LAKESIDE, a 184 unit multi-family community to be developed in Plano, Texas. The interest rate on the loan is LIBOR plus 1.85% and the term of the loan is 36 months from the date of the loan closing.

     In February 1999, the Company also executed a commitment letter with Wachovia Bank, N. A. for a $21.5 million construction loan for ECHELON AT CHENEY PLACE, a 303 unit multi-family residential community to be developed in downtown Orlando, Florida. The interest rate on the loan is LIBOR plus 1.60% and the term of the loan is 36 months from the date of the loan closing.

     At the Distribution Date, Echelon and Florida Progress entered into a distribution agreement, which requires Echelon to maintain a liquidity level of at least $17.0 million throughout 1999.

     CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Cash flow provided by (used in) operating activities was $.4 million, ($11.1) million, and ($13.2) million for 1998, 1997 and 1996, respectively. The primary use of cash in each of these years was largely related to previously deferred tax liabilities becoming due and payable as a result of sales and collections of leases. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees which are included in cash flows from investing activities. Echelon generally plans to hold its leveraged lease assets to maturity or until the market value exceeds the termination value. For leveraged leases held to maturity, the remaining deferred tax payments will be spread over the lease term. Future net cash flows from operations are generally expected to be reinvested in the Real Estate Business.

     CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Echelon's net cash flow provided by (used in) investing activities for 1998, 1997 and 1996 was ($27.2) million, $29.5 million, and $61.5 million, respectively. In each case, the foregoing cash flows reflected the $21.6 million, $56.9 million, and $45.9 million, respectively, in proceeds received from the sale or collection of leases and loans. The collection of leases and loans in 1998 includes $2.3 million from Continental Airlines for the payoff of a deferred rent note receivable originally scheduled to mature in 2000, $3.0 million from Madison Building, Inc. for the payoff of a real estate loan and $3.5 million for the sale of two aircraft engines which were in the Company's leveraged lease portfolio. Echelon expects investing activities to continue to be a net use of funds as Echelon continues to invest in its Real Estate Business.

     For the years ended December 31, 1998 and 1997, purchases of marketable securities, including debt securities with maturities greater than three months, were $11.0 million and $65.9 million, respectively, and proceeds from sales of marketable securities were $52.3 million and $26.6 million, respectively. The Company converted the marketable securities portfolio to cash during the fourth quarter of 1998.

     Real estate property additions and other capital expenditures for 1998, 1997 and 1996, were $90.4 million, $13.1 million, and $9.1 million, respectively.

     The Company's total multi-family capital expenditures during 1998 were $52.4 million. Multi-family capital expenditures were primarily for the ongoing construction of two multi-family residential communities, ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE, the four land purchases and ongoing construction of ECHELON AT NORTHLAKE, ECHELON AT WOODLAND PARK, ECHELON AT MEMORIAL CREEK and ECHELON AT MISSION RANCH and the land purchases for ECHELON AT WATTERS CREEK and ECHELON AT BRIARGATE.

     The Company's total commercial capital expenditures during 1998 for construction and tenant improvements were $36.8 million. Commercial capital expenditures were primarily for the construction and tenant improvements of BAYBORO STATION and CENTRAL STATION, the construction of THE NEW MCNULTY and the ongoing construction for CASTILLE AT CARILLON.

     The Company's total corporate capital expenditures during 1998 were $1.2 million. Corporate capital expenditures were primarily for the acquisition of computer and office equipment.

     Total capital expenditures in 1999 for tenant improvements, land development, commercial office development and multi-family residential development are expected to be between $175.0 and $225.0 million. These expenditures are expected to be funded through project-based and other financings, from existing cash, and from joint venture partnerships.

     For the year ended December 31, 1998, contributions to unconsolidated partnerships and distributions from unconsolidated partnerships were $9.4 million and $6.5 million, respectively.

     For the year ended December 31, 1997, contributions to unconsolidated partnerships and distributions from unconsolidated partnership were $11.2 million and $7.0 million, respectively.

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and had outstanding construction commitments with contractors with remaining amounts totaling $37.1 million at December 31, 1998.

     CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES

     During the year ended December 31, 1998, the Company's primary sources of cash flow from financing activities were proceeds of $11.0 million from the increase in the Northwestern Mutual Life Insurance Company loan, proceeds of $13.0 million from the Fleet Capital Corporation loan, and construction draws of $23.8 million. The Company also made scheduled loan repayments on the Company's outstanding debt of $4.7 million during 1998.

     Echelon has used land which is not encumbered by debt to help procure financing for new multi-family residential developments on such land.

     As of December 31, 1998, Echelon had a total of seven contracts, subject to the Company's final due diligence, to acquire land for the development of an estimated 1,959 multi-family residential units at an aggregate estimated development cost of $177.0 million. No assurance can be given that Echelon will acquire this land or develop the multi-family residential units.

     During 1998 and 1997, the Company purchased a total of 215,938 shares of Common Stock, at a total cost to the Company of $4.5 million, as discussed below.

     During the first half of 1998, the Company purchased 4,419 shares of Common Stock, resulting in additional treasury stock of $.1 million.

     In October 1998, Echelon announced that the Company's Board of Directors authorized up to $15.0 million for the purchase of the Company's outstanding Common Stock in both the open market and privately negotiated transactions, as market conditions allow. During the fourth quarter of 1998, the Company purchased 143,000 shares of Common Stock, which resulted in additional treasury stock, at cost, of $2.9 million, in conjunction with the open market stock purchase program.

     In 1997, the Echelon Board of Directors approved an Odd-Lot Buy-Back program to purchase up to $5.0 million of Common Stock. The Company purchased 68,519 shares of

Common Stock during the fourth quarter of 1997, which resulted in treasury stock, at cost, of approximately $1.5 million. The Odd-Lot Buy-Back program expired on December 31, 1997.

     Dividends to Florida Progress were $.1 million in 1996. Echelon does not anticipate paying any cash dividends for the foreseeable future.

     OFF-BALANCE SHEET RISK

     Through a previous partnership, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, Echelon could be liable for $24.0 million as of December 31, 1998. Echelon considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

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

     Echelon has several projects underway to address the Year 2000 issue. These include: 1) identifying and mitigating Year 2000 problems in Echelon's systems, including equipment used in the Company's properties, such as elevators and phone systems that may have date sensitive information within them, 2) working with the Company's financial institutions, lenders and vendors to assure that the appropriate steps are being taken to mitigate the Year 2000 issue in each entity's software systems, and 3) ensuring that each entity that electronically receives or sends information to Echelon is aware of the steps that the Company is taking and is taking appropriate steps of its own to address the Year 2000 issue.

     During 1998 and 1997 the Company incurred total costs of $.3 million for the acquisition and implementation of a property management and general ledger software that is Year 2000 compliant. These costs were recorded in accordance with Echelon's accounting policies. The Company estimates an additional $.3 million to be incurred for Year 2000-related projects in the year ending December 31, 1999.

     Echelon is currently Year 2000 compliant with some systems and expects to be compliant with all other systems no later than the third quarter of 1999. Costs related to the maintenance and/or modification of Echelon's software systems have been and will continue to be expensed as incurred. Echelon does not anticipate the costs related to Year 2000 to have a material impact on its results of operations. While the Company currently expects that the Year 2000 issues will not pose significant operational problems, delays in the modification of software systems or failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. The Company's contingency plan for addressing the Year 2000 issue includes the utilization of manual operating systems.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt this standard as of January 1, 2000 and based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's consolidated financial statements.

GENERAL OVERVIEW OF STRATEGIC PLAN

     The overriding objective of the Echelon management team, and of all Echelon's employees, is to create superior long-term value for stockholders.

     To achieve this objective, Echelon will grow its real estate assets and operations through the execution of targeted strategies. While these targeted strategies evidence the Company's best decisions to date, the strategies, to the degree possible, provide flexibility to be adjusted to deal with changing economic conditions, capital market fluctuations, business cycles and other market conditions. Echelon continuously evaluates its strategic direction against both short-term and long-term real estate and capital market indicators.

     MULTI-FAMILY

     As previously communicated, multi-family residential development has been identified as the primary driver of Echelon's growth over the next five years. During the next five years, Echelon expects to develop or acquire 20 to 40 multi-family residential communities, each comprised of approximately 150 to 400 units. Strategic alliances continue to be an integral component of the Company's strategic plan and given current market conditions, Echelon is aggressively seeking alliances to participate in joint venture partnerships and possible merchant build and presale opportunities for specific multi-family developments.

     Echelon is capitalizing on the opportunity provided by its existing land inventory in the Tampa Bay area as well as acquiring land in other locations in the southeast and southwest United States to achieve geographic diversity and to establish a pipeline of development sites.

     The Company's pipeline consists of sites in select markets in the southeast and southwest United States. Initial target markets are identified using a sophisticated proprietary software system, rather than by random market visits. The market research software delivers a more objective and pragmatic assessment of markets, while minimizing the time necessary to screen potential markets. Following initial target market selection, markets are inspected by experienced Echelon management. This systematic approach may reduce the market selection cycle time and allow Echelon developers the opportunity to identify and reach a target market ahead of competition and site price escalation. This software system also assists in designing the appropriate community for each target market. The Company expects to maintain an active pipeline of ten to twenty sites in target markets using the market research system.

     The Company continues to evaluate possible acquisitions, which include other multi-family development companies and/or multi-family assets. Some growth of the multi-family portfolio is expected to result from strategic acquisitions.

     COMMERCIAL

     During the next five years, the Company expects to hold its core office buildings and, subject to market conditions, expand its commercial real estate portfolio by developing, or acquiring, up to 750,000 to 1,500,000 square feet of commercial office space. A substantial amount of this space will be developed on Echelon's existing land inventory in the Gateway area of St. Petersburg, Florida, with the balance developed through land acquisition in other southeast and southwest target markets in the United States.

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

     REAL ESTATE MANAGEMENT AND BROKERAGE SERVICES

     Real estate management and brokerage services are complementary to the Company's multi-family residential and commercial real estate operations. Growth is expected to occur primarily as a result of the growth in Echelon's multi-family residential and commercial real estate operations. Some revenue growth is expected from real estate management and brokerage services provided to third party owners. In addition, Echelon continues to evaluate the acquisition of real estate management and/or brokerage companies, as opportunities become available. Some growth in the real estate management and brokerage services may come from strategic acquisitions.

     INVESTMENTS IN FINANCIAL ASSETS

     The Company generally plans to hold its leveraged lease portfolio until maturity or until market values exceed termination values. At that time, the Company will either sell or re-lease the assets depending upon which alternative provides the greatest risk-adjusted return. The Company will continue to execute a financial strategy that integrates the tax benefits provided by its investments in affordable housing limited partnerships with the deferred tax liability of the leveraged lease portfolio in order to reduce its federal income tax liability.

     Operating leases and direct finance leases in aircraft and related equipment will continue to be actively managed, which may result in sales or other types of liquidations as market conditions warrant.

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

     To execute its strategic plan, Echelon expects to obtain sufficient capital from its operations, asset sales, loan collections, project based and other financings, joint venture partnerships and the capital markets. However, no assurance can be given that such capital will be available in sufficient amounts to execute this plan.

     As previously disclosed, the Company's success to date is not a forecast of 1999 results. Specifically, financial results from 1998 and 1997 are not necessarily indicators of 1999 net income. Redirecting capital into the Company's real estate pipeline will have net income impacts typical of real estate development.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its long-term debt used to fund capital expenditures for the expansion of the Company's real estate portfolio. The Company also has real estate loans receivable that bear interest at a floating rate based on the prime rate plus a defined number of basis points. The Company's objective in managing interest rate risk is to limit the impact of interest rate changes on earnings and cash flow. The Company's construction financing is at variable rates of interest and all permanent and corporate financings are at fixed rates of interest. The Company does not enter into derivative or interest rate hedge transactions.

     The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes.


                                                                                                                 FAIR
                                                       1999    2000   2001   2002   2003   THEREAFTER   TOTAL    VALUE
                                                     -------- ------ ------ ------ ------ ------------ ------- --------
Fixed rate debt ..........................            $ 4.0    $6.8   $3.1   $4.2   $4.7      $62.3     $85.1   $85.1
                                                      =====    ====   ====   ====   ====      =====     =====   =====
 Weighted average interest rate
   at December 31, 1998 ..................    7.43%
                                              ====
Variable rate LIBOR debt .................            $11.7    $ --   $1.1   $ --   $ --      $23.8     $36.6   $36.6
                                                      =====    ====   ====   ====   ====      =====     =====   =====
 Weighted average interest rate
   at December 31, 1998 ..................    7.05%
                                              ====
Variable rate prime loans receivable .....            $34.3    $ --   $4.5   $ --   $ --      $  --     $38.8   $38.8
                                                      =====    ====   ====   ====   ====      =====     =====   =====
 Weighted average interest rate
   at December 31, 1998 ..................     9.2%
                                              ====

     As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. In addition, the Company's variable interest construction financing is included in the "thereafter" column based on the fact that the Company has secured permanent financing commitments for these debt instruments as of December 31, 1998. Moreover, because firm commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                           -----
Echelon International Corporation:
Independent Auditors' Report ...........................................    F-2

Financial Statements:
 Consolidated Balance Sheets
   as of December 31, 1998 and 1997 ....................................    F-3
 Consolidated Statements of Operations
   for the years ended December 31, 1998, 1997 and 1996 ................    F-4
 Consolidated Statements of Comprehensive Income
   for the years ended December 31, 1998, 1997 and 1996 ................    F-5
 Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1998, 1997 and 1996 ................    F-6
 Consolidated Statements of Cash Flows
   for the years ended December 31, 1998, 1997 and 1996 ................    F-7
 Notes to Consolidated Financial Statements ............................    F-8

Progress Potomac Capital Ventures:
Independent Auditors' Report ...........................................   F-44

Financial Statements:
 Balance Sheet as of December 31, 1997 .................................   F-45
 Statements of Income for the seven-month period ended July 31, 1998
   (date of dissolution) and the years ended December 31, 1997 and 1996    F-46
 Statements of Changes in Joint Venturers' Capital
   for the seven-month period ended July 31, 1998 (date of dissolution)
   and the years ended December 31, 1997 and 1996 ......................   F-47
 Statements of Cash Flows for the seven-month period ended July 31, 1998
   (date of dissolution) and the years ended December 31, 1997 and 1996    F-48
 Notes to Financial Statements .........................................   F-49

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Echelon International Corporation:

     We have audited the accompanying consolidated balance sheets of Echelon International Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the management of Echelon International Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echelon International Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        KPMG LLP

St. Petersburg, Florida
February 22, 1999

                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                      1998        1997
                                                                                   ---------   ---------
                                                                                       (IN MILLIONS)
                                    ASSETS
REAL ESTATE, LEASES, LOANS, & OTHER INVESTMENTS:
Real estate, net (Note 2) ......................................................    $ 198.8     $ 115.1
Aircraft under operating lease (net of accumulated depreciation
  of $9.5 million and $8.4 million, respectively) (Note 2)......................        3.0         4.1
Leases and loans receivable, net (Note 3) ......................................      190.4       196.3
Investments in and advances to unconsolidated partnerships (Note 11) ...........       21.8        47.2
                                                                                    -------     -------
                                                                                      414.0       362.7
                                                                                    -------     -------
ASSETS HELD FOR SALE (Note 4) ..................................................        2.3         2.5
                                                                                    -------     -------
CURRENT ASSETS:
Cash and equivalents (includes restricted deposits of $1.3 million
  and $1.5 million, respectively)...............................................       21.6         7.8
Marketable securities (Note 5) .................................................         --        42.0
Accounts receivable, net .......................................................        1.4         1.2
Current portion of leases and loans receivable (Note 3) ........................       50.3        39.8
lnventories, at cost ...........................................................        1.0         1.1
Other ..........................................................................         .8         1.7
                                                                                    -------     -------
   Total current assets ........................................................       75.1        93.6
                                                                                    -------     -------
OTHER NON-CURRENT ASSETS .......................................................        2.8         1.7
                                                                                    -------     -------
    Total assets ...............................................................    $ 494.2     $ 460.5
                                                                                    =======     =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and other liabilities .........................................    $  11.8     $   6.1
Accounts and interest payable to former parent (Note 7) ........................         --         1.3
Current portion of fundings for limited partnership investments (Note 11) ......        2.9         9.5
Current portion of deferred income taxes (Note 12) .............................       10.1         8.4
Current portion of long-term debt (Note 6) .....................................       15.7        12.2
                                                                                    -------     -------
   Total current liabilities ...................................................       40.5        37.5
LONG-TERM DEBT (Note 6) ........................................................      106.0        64.9
DEFERRED INCOME TAXES (Note 12) ................................................      131.4       145.8
OTHER LIABILITIES ..............................................................         .5         3.2
COMMITMENTS AND CONTINGENCIES (Note 14) ........................................
    Total liabilities ..........................................................      278.4       251.4
                                                                                    -------     -------
STOCKHOLDERS' EQUITY (Notes 9 and 10)
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued......         --          --
Common stock, $.01 par value, 25,000,000 shares authorized,
  6,901,718 issued and 6,685,780 outstanding in 1998 and
  6,785,241 issued and 6,716,722 outstanding in 1997 ...........................         .1          .1
Additional paid in capital .....................................................      282.2       279.5
Retained deficit ...............................................................      (61.0)      (70.5)
Accumulated other comprehensive income .........................................         --         1.5
Treasury stock, at cost (215,938 shares in 1998 and 68,519 shares in 1997) .....       (4.5)       (1.5)
Unearned compensation ..........................................................       (1.0)         --
                                                                                    -------     -------
    Total stockholders' equity .................................................      215.8       209.1
                                                                                    -------     -------
    Total liabilities and stockholders' equity .................................    $ 494.2     $ 460.5
                                                                                    =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                       1998      1997      1996
                                                                     -------- --------- ----------
                                                                     (IN MILLIONS, EXCEPT PER SHARE
                                                                               AMOUNTS)
SALES AND REVENUES:
Real estate operations:
 Rental and other operations revenues ..............................  $ 23.1   $ 22.2    $  18.7
 Sale of development properties and development rights .............     3.1       .8       21.8
Investments in financial assets:
 Earned income on finance and operating leases .....................     6.2      4.9        4.3
 Interest income ...................................................     4.2      6.6       15.7
 Equity in earnings of unconsolidated partnerships .................     2.7      3.8        2.7
 Equity in losses of limited partnership investments ...............    (2.4)    (1.5)        --
 Gain on sale of loans .............................................      --      4.1         --
Investment income and net realized gain on sale of investments .....     3.7      3.3         .1
                                                                      ------   ------    -------
                                                                        40.6     44.2       63.3
                                                                      ------   ------    -------
OPERATING EXPENSES:
Rental and other operations expenses ...............................    13.7     16.0       16.3
Cost of development properties and development rights sold .........     1.6       .8       21.7
Depreciation .......................................................     6.0      4.7        5.6
Provision for (recovery of) lease, loan and
  real estate losses, net ..........................................    (1.6)     (.7)      31.4
Interest expense:
 Former parent advances ............................................      --       --       14.5
 Long-term debt, net of amounts capitalized ........................     5.5      9.0        4.2
Allocated administrative expenses of former parent .................      --       --        2.4
General and administrative expenses ................................     8.4      6.6        4.3
Other (income) expenses, net .......................................     (.2)    (3.8)       7.7
                                                                      ------   ------    -------
                                                                        33.4     32.6      108.1
                                                                      ------   ------    -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS ..............................................     7.2     11.6      (44.8)
INCOME TAX EXPENSE (BENEFIT) .......................................    (1.5)     2.1      (15.5)
                                                                      ------   ------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ...........................     8.7      9.5      (29.3)
EXTRAORDINARY ITEMS:
 Gain on settlement of debt, net of income tax
   expense of $.4 million...........................................      .8       --         --
 Gain (loss) on extinguishment of debt net of income tax
   expense (benefit) of $(1.3) million and $1.3 million,
   respectively ....................................................      --     (1.9)       1.8
                                                                      ------   ------    -------
NET INCOME (LOSS) ..................................................  $  9.5   $  7.6    $ (27.5)
                                                                      ======   ======    =======
Basic earnings per common share:
 Income (loss) before extraordinary items ..........................  $ 1.28   $ 1.40    $ (4.51)
 Extraordinary items, net of tax ...................................     .12     (.28)       .28
                                                                      ------   ------    -------
 Net income (loss) per common share ................................  $ 1.40   $ 1.12    $ (4.23)
                                                                      ======   ======    =======
Basic weighted average shares of common stock outstanding ..........     6.8      6.8        6.5
                                                                      ======   ======    =======
Diluted earnings per common share:
 Income (loss) before extraordinary items ..........................  $ 1.28   $ 1.40    $ (4.51)
 Extraordinary items, net of tax ...................................     .12     (.28)       .28
                                                                      ------   ------    -------
 Net income (loss) per common share ................................  $ 1.40   $ 1.12    $ (4.23)
                                                                      ======   ======    =======
Diluted weighted average shares of common stock outstanding ........     6.8      6.8        6.5
                                                                      ======   ======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                              1998       1997         1996
                                                                           ---------   --------   -----------
                                                                                     (IN MILLIONS)
Net income (loss) ......................................................    $  9.5      $ 7.6       $ (27.5)
Other comprehensive income, net of tax:
 Change in unrealized holding gain on available-for-sale
   securities during period ............................................      (1.5)       1.5            --
 Less: reclassification adjustment for net gains included in net income        1.5         --            --
                                                                            ------      -----       -------
   Other comprehensive income ..........................................        --        1.5            --
                                                                            ------      -----       -------
Total comprehensive income (loss) ......................................    $  9.5      $ 9.1       $ (27.5)
                                                                            ======      =====       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           UNREALIZED
                                                                            GAIN ON
                                                                           AVAILABLE-
                                                  ADDITIONAL                FOR-SALE
                                         COMMON     PAID IN    RETAINED   SECURITIES,   TREASURY     UNEARNED
                                          STOCK     CAPITAL     DEFICIT    NET OF TAX     STOCK    COMPENSATION     TOTAL
                                        -------- ------------ ---------- ------------- ---------- -------------- ----------
                                                                           (IN MILLIONS)
Balances, December 31, 1995 ...........    $.1      $111.2     $ (50.5)     $   --       $   --           --      $  60.8
Net loss ..............................     --          --       (27.5)         --           --           --        (27.5)
Non-cash contribution from
  former parent .......................     --       140.0          --          --           --           --        140.0
Cash contributions from
  former parent .......................     --        23.7          --          --           --           --         23.7
Common Stock issued--308,801
  shares ..............................     --         4.5          --          --           --           --          4.5
Dividends to former parent ............     --          --         (.1)         --           --           --          (.1)
                                           ---      ------     -------      ------       ------           --      -------
Balances, December 31, 1996 ...........     .1       279.4       (78.1)         --           --           --        201.4
                                           ---      ------     -------      ------       ------           --      -------
Net income ............................     --          --         7.6          --           --           --          7.6
Common Stock issued--8,702
  shares ..............................     --          .1          --          --           --           --           .1
Unrealized gain on available-for-
  sale securities, net of tax .........     --          --          --         1.5           --           --          1.5
Common Stock purchased, at
  cost, 68,519 shares .................     --          --          --          --         (1.5)          --         (1.5)
                                           ---      ------     -------      ------       ------           --      -------
Balances, December 31, 1997 ...........     .1       279.5       (70.5)        1.5         (1.5)          --        209.1
                                           ---      ------     -------      ------       ------           --      -------
Net income ............................     --          --         9.5          --           --           --          9.5
Common Stock issued--116,477
  shares ..............................     --         2.5          --          --           --           --          2.5
Change in unrealized gain on
  available-for-sale securities,
  net of tax ..........................     --          --          --        (1.5)          --           --         (1.5)
Common Stock purchased, at
  cost, 147,419 shares ................     --          --          --          --         (3.0)          --         (3.0)
Tax benefit of stock transactions
  with employees ......................     --          .2          --          --           --           --           .2
Unearned compensation .................     --          --          --          --           --         (1.0)        (1.0)
                                           ---      ------     -------      ------       ------         ----      -------
Balances, December 31, 1998 ...........    $.1      $282.2     $ (61.0)     $   --       $ (4.5)      $ (1.0)     $ 215.8
                                           ===      ======     =======      ======       ======       ======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------------
                                                                                              1998       1997        1996
                                                                                           --------- ----------- -----------
                                                                                                     (IN MILLIONS)
OPERATING ACTIVITIES:
 Net income (loss) .......................................................................  $   9.5   $    7.6    $  (27.5)
 Adjustment to reconcile net income (loss) to cash provided
  by (used in) operating activities:
 Depreciation and amortization of financing costs ........................................      6.2        5.7         6.1
 Extraordinary (gain) loss on (settlement) extinguishment of debt ........................     (1.2)       3.2        (3.1)
 Deferred income taxes ...................................................................    (12.7)      (9.1)      (19.0)
 Amortization related to finance leases ..................................................     (3.3)      (3.8)       (1.4)
 Provision for (recovery of) lease, loan and real estate losses ..........................     (1.6)       (.7)       31.4
 Stock-based compensation expense ........................................................      0.8         --          --
 Gain on sale of assets ..................................................................     (3.1)      (5.0)         --
 Equity in income of unconsolidated partnerships, net ....................................      (.3)      (1.1)       (2.7)
 Changes in working capital:
  Accounts payable and other liabilities .................................................      6.1       (9.2)       (8.4)
  Other working capital changes ..........................................................       .8         .9         (.1)
 Other ...................................................................................      (.8)        .4        11.5
                                                                                            -------   --------    --------
                                                                                                0.4      (11.1)      (13.2)
                                                                                            -------   --------    --------
INVESTING ACTIVITIES:
 Purchases of marketable securities ......................................................    (11.0)     (65.9)         --
 Proceeds from sales of marketable securities ............................................     52.3       26.6          --
 Proceeds from sales and collections of leases and loans .................................     21.6       56.9        45.9
 Net proceeds from sales of real estate property, development rights and assets held for        3.2       29.2        21.1
  sale
 Real estate property additions and other capital expenditures ...........................    (90.4)     (13.1)       (9.1)
 Contributions to unconsolidated partnerships ............................................     (9.4)     (11.2)       (2.4)
 Distributions from unconsolidated partnerships ..........................................      6.5        7.0         6.0
                                                                                            -------   --------    --------
                                                                                              (27.2)      29.5        61.5
                                                                                            -------   --------    --------
FINANCING ACTIVITIES:
 Issuance of long-term debt ..............................................................     48.4       45.0       136.2
 Repayment of long-term debt .............................................................     (4.7)    (117.3)      (25.0)
 Debt issuance costs .....................................................................      (.3)       (.2)
 Decrease in due to former parent debt obligation ........................................       --         --      (115.4)
 Dividends paid to former parent .........................................................       --         --         (.1)
 Equity contribution from former parent ..................................................       --         --        23.7
 Issuance of common stock ................................................................       .2         .1          --
 Purchase of treasury stock ..............................................................     (3.0)      (1.5)         --
                                                                                            -------   --------    --------
                                                                                               40.6      (73.9)       19.4
                                                                                            -------   --------    --------
Net increase(decrease) in cash and equivalents ...........................................     13.8      (55.5)       62.9
BEGINNING CASH AND EQUIVALENTS ...........................................................      7.8       63.3          .4
                                                                                            -------   --------    --------
ENDING CASH AND EQUIVALENTS (including restricted cash of
 $1.3 million and $1.5 million, respectively).............................................  $  21.6   $    7.8    $   63.3
                                                                                            =======   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest, net of amounts capitalized ...................................................  $   5.2   $    8.5    $   23.9
                                                                                            =======   ========    ========
  Income taxes, net of refunds ...........................................................  $  11.8   $    9.4    $   14.2
                                                                                            =======   ========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING & FINANCING ACTIVITIES:
 Distribution of note receivable by unconsolidated partnership ...........................  $    --   $    3.0    $     --
                                                                                            =======   ========    ========
 Distribution of net assets by unconsolidated partnership ................................  $  19.1   $     --    $     --
                                                                                            =======   ========    ========
 Change in funding for limited partnership investments ...................................  $    --   $    (.4)   $   12.8
                                                                                            =======   ========    ========
 Issuance of common stock related to long-term incentive plan ............................  $    .5   $     --    $     --
                                                                                            =======   ========    ========
 Change in unrealized gain on available-for-sale securities, net of
  tax of $(.7) million in 1998 and $.9 million in 1997....................................  $  (1.5)  $    1.5    $     --
                                                                                            =======   ========    ========
 Equity contribution from former parent ..................................................  $    --   $     --    $  140.0
                                                                                            =======   ========    ========
 Delayed equity amortization on leveraged leases .........................................  $   1.6   $    1.6    $    1.6
                                                                                            =======   ========    ========
 Tax benefit of stock transactions with employees ........................................  $    .2   $     --    $     --
                                                                                            =======   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SPIN-OFF TRANSACTION AND DESCRIPTION OF BUSINESS

     Echelon International Corporation ("Echelon" or the "Company") is a real estate company which develops, owns and manages commercial and multi-family residential real estate (the "Real Estate Business"). The Real Estate Business includes two segments: 1) Commercial Real Estate and 2) Multi-Family Residential Real Estate. The Company also owns and manages a portfolio of financial assets consisting primarily of leased aircraft and other assets and collateralized financings of commercial real estate and aircraft (the "Leasing and Lending Business"). The Leasing and Lending Business comprises the majority of the Company's third segment, Investments in Financial Assets. Echelon is continuing to withdraw from the aircraft and real estate lending business to focus on its core real estate operations.

     Prior to December 18, 1996, Echelon was a wholly-owned subsidiary of Florida Progress Corporation ("Florida Progress"). On December 18, 1996, Florida Progress effected a spin-off of Echelon ("the Distribution") by distributing all of the issued and outstanding Echelon Common Stock to holders of outstanding Florida Progress Common Stock (one share of the Company for each fifteen shares of Florida Progress) by a tax-free stock dividend. See Note 7. The Distribution established Echelon as a publicly held corporation separate from Florida Progress. In connection with the Distribution, Echelon formulated a plan for the disposal of certain non-strategic assets. See Note 4.

PRINCIPLES OF PRESENTATION

     The accompanying consolidated financial statements include the financial results of the Company and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments for which the Company has a 20% to 50% ownership interest and certain limited partnerships are accounted for using the equity method. Investments in affordable housing limited partnerships in which the Company has less than a 20% ownership interest are also accounted for using the equity method, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 94-1.

     Certain amounts previously reported in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REAL ESTATE, AIRCRAFT UNDER OPERATING LEASE AND DEPRECIATION

     The Company records property at cost adjusted for any impairment and provides for depreciation primarily on a straight-line basis over the estimated service lives or lease terms of the related assets. Interest and real estate taxes incurred during construction periods are capitalized on a specific project identification basis and depreciated on the same basis as the related assets. Costs directly related to the acquisition (including costs related to pre-acquisition due diligence), development or improvement of real estate and certain indirect costs related to developments are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

     The Company accounts for impairments of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This standard requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of the asset. An impairment loss recognized on assets to be held and used is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for sale are reported at the lower of carrying amount or fair value less cost to sell.

FINANCE LEASES

     Finance leases consist of direct financing leases and leveraged leases.

     The investment in direct finance leases equals rentals receivable plus estimated residual value of leased equipment less unearned income. Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. If the residual value of leased equipment under a direct finance lease is determined to be excessive and the decline in the residual value is judged to be other than temporary, the investment in the lease is recalculated and the difference between the investment in the lease and the recalculated value is recorded as unearned income.

     The investment in leveraged leases is the aggregate of rentals receivable (net of principal and interest on the related nonrecourse third party debt) and estimated residual

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

value of the equipment less the unearned income and deferred investment tax credit. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease net of the related deferred tax liability and deferred investment tax credits in the years in which the net investment is positive. If the residual value of leased equipment under a leveraged lease is determined to be excessive and the decline in the residual value is judged to be other than temporary, the investment in the lease is recalculated and the difference between the investment in the lease and the recalculated value is taken as a charge to income.

ALLOWANCE FOR LEASE AND LOAN LOSSES

     The allowance for losses on leases is provided when management has determined that it is probable that the net investment in a lease will not be recovered due to financial difficulties of a lessee or the lease being terminated or restructured prior to the expiration date. The allowance is measured by the difference between the net investment in the lease and the market value of the leased asset less costs to sell, in accordance with SFAS No. 5, "Accounting for Contingencies" and SFAS No. 13, "Accounting for Leases." Management utilizes the best available information when establishing and reviewing its allowance for lease and loan losses.

     In accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for the Impairment of Loan -- Income Recognition and Disclosure," a loan is considered impaired when management determines that it is probable that the Company will not collect all amounts due according to the contractual terms of the loan. An allowance for loss on an impaired loan is recognized when the present value of the expected future cash flows, discounted at the loan's effective rate, is less than the carrying value of the loan. When an impaired loan is collateral dependent, and foreclosure is probable, the lower of the carrying amount of the loan, or the fair value of collateral less costs to sell, is used to measure the amount of allowance for loss to be recognized. Interest income on impaired loans is recognized on a cash basis as a credit to interest income.

INVESTMENTS IN AFFORDABLE HOUSING LIMITED PARTNERSHIPS

     Echelon invests in limited partnerships which in turn invest in affordable housing limited partnerships which develop multi-family residential communities throughout the United States. These partnership investments include certain tax benefits, including low-income housing tax credits and tax deductions for the operating losses of the communities. The

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Company accounts for these investments using the equity method, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 94-1.

CASH AND EQUIVALENTS

     Cash and equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

     The restricted cash at both December 31, 1998 and 1997 represents certificates of deposits held by a bank that requires such deposits in support of standby letters of credit.

MARKETABLE SECURITIES

     The Company's investments in marketable securities at December 31, 1997 are classified as available-for-sale, except for debt securities with a maturity of three months or less, which are classified as cash equivalents. The available-for-sale marketable securities are available to support current operations or to take advantage of other investment opportunities. These securities are stated at fair value based upon market quotes. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are calculated using the specific identification method for determining the cost of securities sold. Unrealized gains and losses, net of tax, are included as a separate component of stockholders' equity.

     The Company converted the marketable securities portfolio to cash during the fourth quarter of 1998.

REAL ESTATE OPERATIONS

     Real estate operations include rent from real estate leasing, marina and other operations and sales of development properties. Rental revenues, net of any rent concessions given to lessees, are recognized ratably over the lease period. Real estate sales transactions are recorded in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

INVESTMENTS IN FINANCIAL ASSETS

     Revenues from investments in financial assets include interest income on loans receivable, earned income on operating and finance leases, equity in earnings of unconsolidated partnerships and equity in losses of affordable housing limited partnerships. See Note 11.

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

RENTAL AND OTHER OPERATIONS EXPENSES

     Rental and other operations expenses shown on the accompanying Consolidated Statements of Operations include costs of on-site personnel, utilities, repairs and maintenance, property taxes, insurance, marketing, landscaping, and other related administrative costs.

INTEREST EXPENSE, FORMER PARENT ADVANCES

     The accompanying consolidated Statements of Operations include an allocation of interest expense due to Florida Progress prior to the Distribution, based upon the average outstanding amounts due to Florida Progress and affiliates. See Note 7. Management believes the allocation method used was reasonable.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to the Distribution, the Company was included in the consolidated federal income tax returns of Florida Progress and the income tax provision was calculated as if the Company had filed separate returns.

EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 replaces the standards for computing EPS under Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes the computations comparable to international EPS standards. The Company adopted this SFAS as of December 31, 1997. The adoption of this statement required the Company to present basic earnings per share and diluted earnings per share in place of primary earnings per share. There was no effect on earnings (loss) per share for the restatement of the prior year's financial results, as required by the SFAS, due to the Company's net loss in 1996.

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The net income (loss) per common share reflects, for all periods presented, the average outstanding common shares of Echelon after giving effect to the changes in the capitalization, as discussed in Note 9. Basic earnings
(loss) per common share is calculated as the net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated as the net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

FINANCING COSTS

     Fees and issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are amortized to interest expense over the term of the related debt using the effective interest method.

STOCK-BASED COMPENSATION

     The Company discloses stock-based compensation in accordance with the requirements of SFAS No. 123, "Accounting For Stock-Based Compensation." The Company has elected to measure and recognize stock-based compensation costs based on the accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees."

COMMITMENTS AND CONTINGENCIES

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which was adopted by the Company on January 1, 1997. SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting for environmental remediation costs and the adoption of the new statement did not have a material impact on the Company's financial position, results of operations or liquidity.

FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. Judgment is

                       ECHELON INTERNATIONAL CORPORATION

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

required in interpreting market data to develop estimates of fair value. Accordingly, the estimates may be materially different from the amounts that the Company could realize in a current market transaction.

     The Company has no derivative financial instruments, such as futures, forwards, swaps or options contracts.

NEW ACCOUNTING STANDARDS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. The standard defines comprehensive income as all changes in equity of an enterprise during a period except those resulting from stockholder transactions. As the standard addresses reporting and presentation issues only, there was no impact on earnings from the adoption of this standard. Comprehensive income is included in the Company's Statements of Comprehensive Income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The standard requires financial and descriptive information be disclosed for segments meeting certain materiality criteria whose operating results are reviewed for decisions on resource allocation and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 13.

(2) REAL ESTATE & AIRCRAFT UNDER OPERATING LEASE

     During the second quarter of 1997, the Company revised its strategy with respect to its commercial real estate assets to include short and medium-term exit strategies, in addition to the original plan of long-term exit strategies. As a result, in June 1997, the Company recognized an impairment of $19.0 million on certain income-producing property in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The impairment loss was measured using independent appraisals and is reflected in the provision for lease, loan, and real estate losses in the Consolidated Statements of Operations.

     During 1996, the Company recognized an impairment of $7.6 million on an income-producing building and on real estate under development. The impairment is reflected in the provision for lease, loan and real estate losses in the Consolidated Statements of Operations. The impairment, measured using discounted cash flows, became necessary

                       ECHELON INTERNATIONAL CORPORATION

(2) REAL ESTATE & AIRCRAFT UNDER OPERATING LEASE--(CONTINUED)

when a tenant gave a non-renew notice and management determined re-leasing this property would require modifications which would not be recovered. The impairment on real estate under development became necessary when it was determined that the carrying value of the property plus costs to complete development of the property exceeded its fair value.

     The depreciable lives and carrying values of real estate, a significant portion of which is pledged to secure borrowings, are as follows:


                                                                              DECEMBER 31,
                                                                            -----------------
                                                              DEPRECIABLE
                                                             LIVES (YEARS)    1998     1997
                                                            --------------- -------- --------
                                                                              (IN MILLIONS)
   Land and land improvements held for development or sale                   $ 26.9   $ 27.5
                                                                             ------   ------
   Real estate under development:
    Commercial Development
     Land and land improvements ...........................                     1.0       --
     Construction in progress .............................                    10.5      1.7
                                                                             ------   ------
                                                                               11.5      1.7
                                                                             ------   ------
    Multi-Family Development
     Land and land improvements ...........................                    15.3      4.0
     Construction in progress .............................                    24.8      2.3
                                                                             ------   ------
                                                                               40.1      6.3
                                                                             ------   ------
   Income producing:
    Commercial
     Land and land improvements ...........................                    15.3     15.2
     Buildings and improvements ...........................       5-40        102.0     78.0
     Equipment and other ..................................       3-10          1.5      1.6
                                                                             ------   ------
                                                                              118.8     94.8
                                                                             ------   ------
    Multi-Family
     Land and land improvements ...........................                     1.9       --
     Buildings and improvements ...........................         35         18.0       --
     Equipment and other ..................................       3-10          0.7       --
                                                                             ------   ------
                                                                               20.6       --
                                                                             ------   ------
    Corporate
     Equipment and other ..................................       3-10          2.3      1.3
                                                                             ------   ------
                                                                              220.2    131.6
   Less: accumulated depreciation .........................                    21.4     16.5
                                                                             ------   ------
                                                                             $198.8   $115.1
                                                                             ======   ======

                       ECHELON INTERNATIONAL CORPORATION

(2) REAL ESTATE & AIRCRAFT UNDER OPERATING LEASE--(CONTINUED)

     At December 31, 1998, the approximate future minimum rental income under current operating leases that have initial or remaining noncancelable lease terms in excess of one year is as follows:

                                (IN MILLIONS)
                               --------------
  1999 .....................        $14.9
  2000 .....................         14.5
  2001 .....................         12.6
  2002 .....................         11.3
  2003 .....................          8.5
  Thereafter ...............         34.6
                                    -----
     Total .................        $96.4
                                    =====

     One tenant, Florida Progress and subsidiaries, represented 11.8% of the Company's total revenues for the year ended December 31, 1998. No single tenant accounted for more than 10% of the Company's revenues during the years ended December 31, 1997 and 1996.

     Capitalized interest during the development of specific projects was $1.8 million and $.2 million during the years ended December 31, 1998 and 1997, respectively.

     Echelon has extended the aircraft operating lease with Air Micronesia, Inc. (a subsidiary of Continental Airlines, Inc.) from the original maturity of December 31, 1998 to October 31, 2000.

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE

     At December 31, 1998 and 1997, investments in leases and loans receivable were as follows:

                                                       DECEMBER 31,
                                                   ---------------------
                                                      1998        1997
                                                   ---------   ---------
                                                       (IN MILLIONS)
   Finance leases:
     Rentals receivable ........................    $ 180.9     $ 169.2
     Unguaranteed residual values ..............      111.1       105.6
     Guaranteed residual values ................         --         6.0
     Unearned income ...........................      (60.3)      (56.6)
     Initial direct costs ......................         .4          .2
     Deferred investment tax credits ...........      (11.9)      (13.3)
                                                    -------     -------
      Total finance leases .....................      220.2       211.1
   Commercial finance loans receivable .........       39.0        45.1
   Allowance for losses ........................      (18.5)      (20.1)
                                                    -------     -------
                                                      240.7       236.1
   Less: current portion .......................       50.3        39.8
                                                    -------     -------
                                                    $ 190.4     $ 196.3
                                                    =======     =======

     Finance leases consist of direct finance leases and leveraged lease investments which are primarily in aircraft. The majority of the leases have remaining terms of 7 to 12 years, with one lease currently scheduled to mature in 20 years. Rentals receivable from leveraged lease investments represent unpaid rentals less principal and interest on nonrecourse third-party debt. The Company's share of rentals receivable is subordinate to the debt holders who have security interests in the leased assets.

     As of July 31, 1998, a joint venture in which Echelon had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. The net assets were recorded by the Company and represent the components of a direct finance lease for an aircraft leased to Continental Airlines, Inc. through February 2002.

     During August 1998, the Company sold two aircraft engines which were in the Company's leveraged lease portfolio. The sale of the aircraft engines and the termination of the leveraged lease resulted in pre-tax income of $.6 million to the Company.

     In November 1998, the Company executed an extension and rental rate adjustment on a direct finance lease for an aircraft leased to Southwest Airlines. The lease was originally scheduled to mature in June 2004. The amended lease agreement extends the maturity of the lease through June 2008. Subsequently, the lease was utilized as collateral for a full payout loan. See further discussion of the loan in Note 6, "Long-Term Debt".

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE--(CONTINUED)

     At December 31, 1998, net contractual maturities of rentals receivable from finance leases were $15.8 million, $13.7 million, $24.3 million, $19.9 million and $11.1 million for each of the years in the five-year period from 1999 through 2003, respectively, and $96.1 million thereafter.

     The Company's net investment in leveraged leases is comprised of the following:


                                                                               DECEMBER 31,
                                                                         -------------------------
                                                                             1998          1997
                                                                         -----------   -----------
                                                                               (IN MILLIONS)
   Rentals receivable ................................................    $  146.7      $  156.5
   Estimated residual value of leased assets .........................       102.9         105.6
   Less: Unearned income and deferred investment tax credits .........       (60.5)        (65.4)
   Delayed equity .......................................   ..........       (16.8)        (18.5)
   Deferred taxes arising from leveraged leases .........   ..........      (152.8)       (163.6)
                                                                          --------      --------
   Net investment in leveraged leases ................................    $   19.5      $   14.6
                                                                          ========      ========

     Net income recognized from leveraged leases (after payments to nonrecourse lenders but before other borrowing costs) was as follows:


                                                       1998     1997      1996
                                                      ------   ------   --------
                                                       (IN MILLIONS, EXCEPT PER
                                                            SHARE AMOUNTS)
   Lease income ...................................    $ .4     $ .4     $  .3
   Gain (loss) on sale of equipment ...............      --       --       (.5)
   Amortization of investment tax credits .........     1.4       .7        .7
                                                       ----     ----     -----
                                                       $1.8     $1.1     $  .5
                                                       ====     ====     =====

     The Company's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft, aircraft engines or spare parts. These loans are further secured, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, third party guaranties.

     At December 31, 1998, the Company had a $23.5 million loan receivable considered to be impaired under the definition of SFAS No. 114. Principal and interest payments for the loan are current as of December 31, 1998. The $23.5 million loan receivable is secured by a first mortgage on certain property and is considered to be impaired as a result of the Company's extension of the original maturity of the loan several times through forbearance. The Company does not expect full payment until the infrastructure of the property has been completed and the land has been subdivided and sold. In the opinion of management, no valuation allowance is deemed necessary on this loan as the estimated current market

                       ECHELON INTERNATIONAL CORPORATION

(3) LEASES AND LOANS RECEIVABLE--(CONTINUED)

value of the underlying property and cash flow from leases on this property, which have been assigned to the Company, support the current recorded value of the loan.

     During 1998, the Company was paid in full on a $3.0 million real estate loan that was previously considered to be impaired. As a result, Echelon reversed the $1.6 million allowance for losses on leases and loans previously recorded.

     The Company's portfolio of leases and loans receivable included $38.1 million and $45.2 million in loans and leases performing under restructured agreements at December 31, 1998 and 1997, respectively. All restructured assets are performing in accordance with their new terms and the restructurings are not anticipated to materially reduce the Company's future revenues.

     No amounts were recorded as a provision for lease and loan losses in 1998 or 1997. During 1996, the Company recorded a $2.3 million provision for lease and loan losses.

     At December 31, 1998 and 1997, the Company's portfolio of leases and loans receivable included investments in airline and other equipment totaling $205.0 million and $198.8 million, respectively. Investments in commercial real estate totaled $54.2 million and $57.4 million at the same dates.

(4) ASSETS HELD FOR SALE

     In June 1996, the Company's management adopted a plan to dispose of certain non-strategic assets. These assets were classified as "Assets Held for Sale" at both December 31, 1998 and 1997. Management expects that the disposal of these assets will be completed within one to two years. Assets held for sale, reflected at the lower of carrying amount or fair value less costs to dispose of the assets, consist of the following:


                                                          DECEMBER 31,
                                                        ----------------
                                                         1998      1997
                                                        ------   -------
                                                         (IN MILLIONS)
   Leases and loans receivable, net .................    $ .4     $ .4
   Real estate (primarily consists of land) .........     1.9      2.1
                                                         ----     ----
                                                         $2.3     $2.5
                                                         ====     ====

     In June 1997, the Company received $24.3 million on the collection of two aircraft loans receivable and the disposal of an investment in an unconsolidated affiliate. The net book value of these assets at the time of disposal was $9.3 million. As a result of this transaction, the Company reversed the valuation allowance previously established, based on the

                       ECHELON INTERNATIONAL CORPORATION

(4) ASSETS HELD FOR SALE--(CONTINUED)

estimated market value of these assets, and recorded a pre-tax gain of $15.0 million. The proceeds were used to repay the remaining debt to the Company's former parent. The retirement of the debt allowed the Company to retain a lease receivable, which it had previously expected to sell in order to repay the debt. In connection with the reclassification of the lease receivable from "Assets Held for Sale" to "Leases and Loans Receivable", the Company also reversed the $4.7 million valuation allowance recorded in contemplation of the accelerated sale of the lease receivable.

     During 1997, the Company was paid in full for a loan of $.5 million and sold property with a net book value of $.2 million.

     During 1998, the Company sold property, classified as "Assets Held for Sale", at its net book value of $.2 million.

(5) MARKETABLE SECURITIES

     The Company converted the marketable securities portfolio to cash during the fourth quarter of 1998.

     The following is a summary of available-for-sale securities as of December 31, 1997:


                                            AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                               COST          GAIN           LOSS         VALUE
                                           -----------   ------------   ------------   --------
                                                              (IN MILLIONS)
   Certificates of deposit .............      $ 2.0          $ --          $  --        $ 2.0
   U.S. government obligations .........        7.6            .1             --          7.7
   Municipal bonds .....................        5.6            .1             --          5.7
   Corporate debt securities ...........        8.1            --             --          8.1
                                              -----          ----          -----        -----
      Subtotal .........................       23.3            .2             --         23.5
   Equity securities ...................       16.2           2.5            (.2)        18.5
                                              -----          ----          -----        -----
      Total ............................      $39.5          $2.7          $ (.2)       $42.0
                                              =====          ====          =====        =====

     Net realized gains on available-for-sale securities were $1.5 million and $.3 million for the years ended December 31, 1998 and 1997, respectively.

                       ECHELON INTERNATIONAL CORPORATION

(6) LONG-TERM DEBT

     Long-term debt outstanding at December 31, 1998 and 1997 is as follows:


                                                                               DECEMBER 31,
                                                                            -------------------
                                                              INTEREST
                                                                RATE          1998       1997
                                                          ---------------   --------   --------
                                                                               (IN MILLIONS)
   Salomon Brothers Realty Corp. ......................         7.13%(a)     $ 12.8     $13.0
   Northwestern Mutual Life Insurance Company .........         6.98%          54.4      45.0
   SouthTrust Bank ....................................         7.15%(a)       14.9        --
   AmSouth Bank .......................................         7.06%(a)        8.9        --
   Fleet Capital Corporation ..........................         5.99%          12.9        --
   Delayed equity obligation on finance lease .........        10.00%          16.8      18.5
   Other ..............................................           --             --       0.6
                                                                             ------     -----
                                                                              121.7      77.1
   Less: current portion of long-term debt ............                        15.7      12.2
                                                                             ------     -----
                                                                             $106.0     $64.9
                                                                             ======     =====

---------------------
(a) Interest rate at December 31, 1998.

SALOMON BROTHERS REALTY CORP.

     In November 1996, Echelon obtained a three-year secured loan from Salomon Brothers Realty Corp. ("Salomon Brothers") in the principal amount of $105.0 million. Repayments of $37.7 million were made on the loan throughout 1997. On December 30, 1997, a portion of the loan secured by certain commercial real estate assets was refinanced by a $45.0 million loan from Northwestern Mutual Life Insurance Company ("Northwestern"), with the proceeds reducing the Salomon Brothers loan.

     In May 1998, the Company executed an amendment on the Salomon Brothers loan which increased the amount of available credit on the loan to $30.0 million and reduced the interest rate on the entire loan to LIBOR plus 1.50% per annum.

     At December 31, 1998, the Salomon Brothers loan was secured by a portion of Echelon's real estate loan portfolio and a commercial property, BAYBORO STATION. The loan requires mandatory monthly principal payments based on an amortization schedule of 25 years or the scheduled principal payments received on real estate loans, if greater. Additional principal payments may be due upon the sale or repayment of individual items of collateral. The entire loan matures in May 2000 with the ability to extend through May 2002.

                       ECHELON INTERNATIONAL CORPORATION

(6) LONG-TERM DEBT--(CONTINUED)

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

     As discussed above, a portion of Echelon's commercial real estate portfolio secures the Northwestern loan. In August 1998, the Company closed on a loan amendment with Northwestern which increased the amount of the existing loan by $11.0 million and reduced the interest rate on the entire loan to 6.98% per annum. The increase in the loan is secured by two commercial properties in Echelon's real estate portfolio, CENTRAL STATION and THE NEW MCNULTY. The amended loan requires monthly principal and interest payments based on an amortization schedule of 22.5 years, with final maturity no later than August 2005. Additional principal payments may be due upon the sale of individual components of the collateral. The terms of the loan include a prepayment lockout until January 1, 2001, at which time the Company can pay the loan in full including a prepayment fee. The prepayment fee shall be the greater of 1% of the outstanding principal loan balance or the present value of the remaining loan payments at a discount rate defined in the Northwestern loan agreement minus the outstanding principal balance of the loan, exclusive of all accrued interest.

SOUTHTRUST BANK

     In July 1997, the Company closed on a $16.5 million construction loan with SouthTrust Bank. The interest rate is LIBOR plus 1.60% per annum and the loan has been used to fund development of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community in St. Petersburg, Florida. The initial term of the construction loan is two years with the ability to extend the loan for an additional five years from the completion of construction. The construction of ECHELON AT BAY ISLE KEY was completed in February 1999. Teacher's Insurance and Annuity Association of America ("TIAA") has committed to provide the permanent financing for this development, as discussed below.

AMSOUTH BANK

     In April 1998, the Company closed on an $18.6 million construction loan with AmSouth Bank. The interest rate is LIBOR plus 1.50% per annum and the loan is being used to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community in CARILLON PARK, located in the Gateway area of St. Petersburg, Florida. As of December 31, 1998, Echelon had drawn $4.6 million on this loan. The initial term of the loan is three years, with an option to extend for an additional two years from construction completion. TIAA has committed to provide the permanent financing for this development, as discussed below.

                       ECHELON INTERNATIONAL CORPORATION

(6) LONG-TERM DEBT--(CONTINUED)

     In May 1998, the Company executed a commitment letter with AmSouth Bank for a $50.0 million Advised Guidance Line of Credit. The proceeds from the line will be used to provide the construction financing for multi-family and commercial projects, as approved by AmSouth Bank. Each project financed under the line will be a separate loan. The interest rate for each loan will be the lesser of the prime rate of interest or the LIBOR rate plus a defined number of basis points per annum. The term for each multi-family residential loan is 36 months and for each commercial loan is 30 months. The repayment terms of the loans are interest only, with the entire principal and any accrued interest due at maturity.

     To date, the Company has closed on five loans under the AmSouth Bank $50.0 million Advised Guidance Line of Credit. The construction projects, the loan amounts and the construction draws as of December 31, 1998 are as follows:


                                          CONSTRUCTION LOAN     CONSTRUCTION DRAWS AS OF
CONSTRUCTION PROJECT                            AMOUNT             DECEMBER 31, 1998
--------------------------------------   -------------------   -------------------------
                                                          (IN MILLIONS)
   CASTILLE AT CARILLON ..............          $10.9                     $3.3
   ECHELON AT WOODLAND PARK ..........          $11.3                       --
   ECHELON AT NORTHLAKE ..............          $17.2                     $1.0
   ECHELON AT MISSION RANCH ..........          $14.1                       --
   ECHELON AT MEMORIAL CREEK .........          $14.6                       --

     AmSouth Bank has participated portions of several of these loans to other financial institutions.

FLEET CAPITAL CORPORATION

     In November 1998, the Company executed an extension and rental rate adjustment on a direct finance lease for an aircraft leased to Southwest Airlines. The lease was originally scheduled to mature in June 2004. The amended lease extends the lease maturity through June 2008. Subsequently, the lease was utilized as collateral for a $13.0 million full payout, 5.99% fixed rate loan, maturing in June 2008.

DELAYED EQUITY OBLIGATION ON FINANCE LEASE

     In connection with an aircraft leveraged lease restructured in 1992, the Company agreed to provide additional equity over the following eleven years. The Company will make equity contributions which will be paid to the nonrecourse debt holders and will collect payments from the lessee over the remaining lease term. The present value of the additional equity using a 10% discount rate was $16.8 million and $18.5 million at December 31, 1998 and 1997, respectively.

                       ECHELON INTERNATIONAL CORPORATION

(6) LONG-TERM DEBT--(CONTINUED)

OTHER

     In August 1998, the Company negotiated a modification in an agreement with the University of Florida Foundation, Inc. As a result of the modification, a long-term debt obligation and related accrued interest were canceled, which resulted in a $.8 million after-tax extraordinary gain to the Company. See further discussion included in Note 15, "Extraordinary Items".

FINANCING COMMITMENTS

     In May 1998, Echelon executed a commitment letter with TIAA for a $55.5 million Credit Facility at an interest rate of 7.15% per annum. The proceeds of the facility will be used for the permanent financing of specific projects. The facility will be secured by the projects and funding will occur for each project based on specific conditions. Each disbursement will constitute a separate loan which will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The remaining loans require monthly principal and interest payments based on a 30-year amortization schedule. The Credit Facility defines the loan disbursement expiration dates for each loan, with the ability for the Company to extend any of the expiration dates for 90 days. Under the terms of the commitment, TIAA required the Company to remit a refundable application fee. The Company negotiated to provide stand-by letters of credit in lieu of the application fee, which will be reduced on a pro-rata basis as the loans are funded. As of December 31, 1998, Echelon had certificates of deposit totaling $1.1 million securing these letters of credit. The Company had not closed on any loans with TIAA as of December 31, 1998.

     In January 1999, the Company executed a commitment letter with NationsBank for a $100.0 million Advised Guidance Line of Credit. The line of credit will provide construction financing for multi-family residential and commercial projects, as approved by NationsBank. Each project financed under the line will be a separate loan and the interest rate for each loan will be negotiated with NationsBank based upon market conditions at the time of funding. The term for each multi-family residential loan is 36 months and for each commercial loan is 30 months. The loans are interest only, with the entire principal and any accrued interest due at maturity.

     In February 1999, the Company executed a $19.8 million commitment letter with NationsBank under the $100.0 million Advised Line of Credit outlined above. The commitment is for a construction loan for ECHELON AT LAKESIDE, a 184 unit multi-family

                       ECHELON INTERNATIONAL CORPORATION

(6) LONG-TERM DEBT--(CONTINUED)

community to be developed in Plano, Texas. The interest rate on the loan is LIBOR plus 1.85% and the term of the loan is 36 months from the date of the loan closing.

     In February 1999, the Company also executed a commitment letter with Wachovia Bank, N. A. for a $21.5 million construction loan for ECHELON AT CHENEY PLACE, a 303 unit multi-family residential community to be developed in downtown Orlando, Florida. The interest rate on the loan is LIBOR plus 1.60% and the term of the loan is 36 months from the date of the loan closing.

FINANCIAL COVENANTS AND DEBT MATURITIES

     The Company's significant financial covenants include minimum net worth and liquidity requirements. At December 31, 1998, Echelon was in compliance with all financial convenants contained in its debt agreements.

     Debt maturities are $15.7 million, $6.8 million, $4.2 million, $4.2 million and $4.7 million for each of the years in the period 1999 through 2003, respectively, and $86.1 million thereafter.

(7) TRANSACTIONS WITH FLORIDA PROGRESS

     Financial information prior to the Distribution reflects the results of operations of the Company as a wholly-owned subsidiary of Florida Progress and is not necessarily indicative of the results of operations had the Company operated as a separate entity during such prior periods.

     Prior to the Distribution, the Company utilized accounting, legal, risk management, human resource, tax, treasury, management, and facility and office services of Florida Progress and its affiliates and was billed for these services, including a portion of the affiliates' overhead. Charges for these services and overhead were $2.4 million in 1996. These costs were charged to Echelon using the affiliates' actual costs allocated to each affiliate based on its pro-rata usage of those services.

     At the Distribution Date, the Company and Florida Progress entered into a tax sharing agreement, which provided for the payment of taxes and receipt of tax refunds for periods up through the Distribution Date. As of December 31, 1998, there were no amounts owed by the Company to Florida Progress under this agreement.

     Florida Progress and its subsidiaries rent facility and office space in several of the Company's office buildings for which the Company received payments of $4.7 million,

                       ECHELON INTERNATIONAL CORPORATION

(7) TRANSACTIONS WITH FLORIDA PROGRESS--(CONTINUED)

$1.5 million, and $2.4 million, in 1998, 1997, and 1996, respectively. Included in the 1998 amounts received from Florida Progress are two leases executed in the fourth quarter of 1997. The first lease, which commenced in May 1998, is a 15-year lease for 100% of the first two floors of the CENTRAL STATION building. The second lease, which commenced in April 1998, is a 10-year lease for 100% of BAYBORO STATION. Both leases are at current market rates, with annual rent increases of approximately 3% over the lease term.

     Florida Progress paid $.1 million and $.4 million to the Company for real estate brokerage commissions during 1998 and 1997, respectively.

     For the year ended December 31, 1996, interest expense reflected in the accompanying consolidated financial statements related to the intercompany advances from Florida Progress and represents interest allocated to the Company. The effective interest rate on the average outstanding intercompany advances for the year ended December 31, 1996 was 6.0%.

     No interest was paid to Florida Progress during the year ended December 31, 1998. During the year ended December 31, 1997, the Company paid $.9 million of interest on the note payable to Florida Progress.

(8) RELATED PARTY TRANSACTIONS

     In April 1998, the Board of Directors approved an interest-free loan program for Executive Officers to assist them in meeting tax liabilities associated with the lapse of restrictions on restricted Common Stock. During May 1998, the Company funded $.3 million to two Executive Officers in conjunction with this loan program. In December 1998, the Board of Directors approved the forgiveness of the loans and additional compensation sufficient to cover the related tax consequences of the loan forgiveness. This transaction resulted in compensation expense of $.5 million for the Company.

     In October 1997, the Company acquired certain assets of Mission Development Company ("Mission Development"), a Dallas-based real estate development and consulting company for $.4 million and established a southwest regional office in Dallas, Texas. Mission Development was owned by W. Michael Doramus, the Company's former Chairman of the Board of Directors. Upon the acquisition, Mr. Doramus resigned as Chairman, but remained on the Board of Directors, and was hired as Executive Vice President of Echelon. The terms of Mr. Doramus' employment agreement include an annual base salary of at least $250,000 (effective October 1, 1998), eligibility for annual bonuses based upon both the annual results of the Company's operations and individual performance goals, and the opportunity to earn shares of Common Stock and stock options based upon the cumulative

                       ECHELON INTERNATIONAL CORPORATION

(8) RELATED PARTY TRANSACTIONS--(CONTINUED)

results of the Company's operations and satisfaction of individual performance goals for the three year periods ending December 31, 1999 and 2000, respectively.

(9) COMMON AND PREFERRED STOCK AND SHAREHOLDER RIGHTS

     In October 1996, the Echelon Board of Directors adopted Amended and Restated Articles of Incorporation which increased the number of authorized common shares from 100 to 25,000,000, changed the par value from $1.00 to $0.01; and converted each share of $1.00 par value Common Stock into 64,670.18 shares of $.01 par value Common Stock. The conversion of the Common Stock and the effect on loss per share has been reflected for the fiscal year ended December 31, 1996. Additionally, Echelon has authorized 10,000,000 shares of $.01 par value preferred stock. No shares of the Company's preferred stock have been issued.

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

     During 1998 and 1997, the Company purchased a total of 215,938 shares of Common Stock, at a total cost to the Company of $4.5 million.

     During the first half of 1998, the Company purchased 4,419 shares of Common Stock, resulting in additional treasury stock, at cost, of $.1 million.

     In October 1998, Echelon announced that the Company's Board of Directors authorized up to $15.0 million for the purchase of the Company's outstanding Common Stock in both the open market and privately negotiated transactions, as market conditions allow. As of December 31, 1998, the Company has purchased 143,000 shares of Common Stock, which resulted in additional treasury stock, at cost, of $2.9 million.

     In 1997, the Echelon Board of Directors approved an Odd-Lot Buy-Back program to purchase up to $5.0 million of the Company's Common Stock. The Company purchased 68,519 shares of Common Stock during the fourth quarter of 1997, which resulted in treasury stock, at cost, of approximately $1.5 million. The program expired December 31, 1997.

                       ECHELON INTERNATIONAL CORPORATION

(9) COMMON AND PREFERRED STOCK AND SHAREHOLDER RIGHTS--(CONTINUED)

     The net income (loss) and common shares used to compute basic and diluted earnings per share are presented in the following table:

                                                           1998       1997         1996
                                                         --------   --------   -----------
                                                          (IN MILLIONS, EXCEPT PER SHARE
                                                                     AMOUNTS)
   BASIC
   Weighted average number of shares:
    Average common shares outstanding ................      6.8        6.8           6.5
                                                          =====      =====       =======
    Net income (loss) used to compute basic
      earnings per share:
    Net income (loss) ................................    $ 9.5      $ 7.6       $ (27.5)
                                                          -----      -----       -------
   Basic earnings (loss) per common share ............    $1.40      $1.12       $ (4.23)
                                                          =====      =====       =======
   DILUTED
   Weighted average number of shares:
    Average common shares outstanding ................      6.8        6.8           6.5
    Dilutive effect for stock options and contingently
      issuable common shares .........................       --         --            --
                                                          -----      -----       -------
    Weighted average shares ..........................      6.8        6.8           6.5
                                                          =====      =====       =======
    Net income used to compute diluted
      earnings per share:
    Net income (loss) ................................    $ 9.5      $ 7.6       $ (27.5)
                                                          -----      -----       -------
   Diluted earnings (loss) per common share ..........    $1.40      $1.12       $ (4.23)
                                                          =====      =====       =======

(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS

     In October 1996, the Echelon Board of Directors approved several stock-based benefit plans, and reserved an aggregate of 1,200,000 shares of Echelon Common Stock for issuance pursuant to the following plans.

     ECHELON INTERNATIONAL CORPORATION EMPLOYEE STOCK PURCHASE PLAN ("Employee Stock Purchase Plan" or "ESPP"). An aggregate of 75,000 shares of Echelon Common Stock are reserved for issuance under the ESPP. Under the Employee Stock Purchase Plan, all eligible employees are provided the opportunity to purchase shares of Echelon Common Stock in April and September of each year through 2006, at a price equal to 85% of the market price of the Common Stock immediately prior to the beginning of each offering period.

                       ECHELON INTERNATIONAL CORPORATION

(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS--(CONTINUED)

     ECHELON INTERNATIONAL CORPORATION LONG-TERM INCENTIVE PLAN ("LTIP"). An aggregate of 950,000 shares of Echelon Common Stock are reserved for issuance under the LTIP. The exercise price and vesting schedule of the nonqualified stock options granted under the plan are determined at the discretion of the Board of Directors' Committee administering the plan (the "Committee"). Under the LTIP, Common Stock, incentive stock options, nonqualified stock options and stock appreciation rights, or any combination thereof, may be granted to Echelon employees. The Committee may condition awards of restricted Common Stock and stock appreciation rights upon satisfaction of performance criteria or other conditions. The exercise price of the incentive stock options granted under the plan will be determined at the discretion of the Committee, which price may not be less than the market price of Echelon Common Stock on the date the stock option is granted. The Company has issued stock options under the LTIP which vest 20% each year after issuance over a period of five years and will expire 10 years after the date of grant. The Company has also issued performance-based stock options under the LTIP which cliff vest at the end of nine years, with a provision for early vesting if certain performance goals are achieved.

     ECHELON INTERNATIONAL CORPORATION NON-EMPLOYEE DIRECTORS' PLAN ("Non-Employee Directors' Plan"). An aggregate of 25,000 shares of Echelon Common Stock are reserved for issuance under the plan. Directors who are not employees of Echelon ("Non-Employee Directors") receive an annual retainer of $15,000 paid quarterly in arrears, in the form of Echelon Common Stock. In addition to the annual retainer, Non-Employee Directors who are elected or are continuing as Non-Employee Directors as of the conclusion of Echelon's Annual Meeting of Stockholders will receive stock options to purchase 1,000 shares of Echelon Common Stock. The exercise price of the stock options will be equal to the market price of Echelon Common Stock on the date the stock option is granted. The stock options will vest fully at the end of one year and will expire five years after the date of grant.

     ECHELON INTERNATIONAL CORPORATION STOCK OPTION PLAN ("Stock Option Plan"). A maximum of 150,000 shares of Echelon Common Stock are reserved for issuance under the plan. Under the Stock Option Plan, incentive stock options, nonqualified stock options, or any combination thereof, may be granted to any employee of Echelon. In general, the exercise price of the stock options will be determined by the Committee, but such price will not be less than the market price of Echelon Common Stock on the date the stock options are granted. The stock options will normally vest 20% each year after issuance over a period of five years and will expire 10 years after the date of grant.

     During the years ended December 31, 1998, 1997 and 1996, the Company had the following stock-related transactions:

                       ECHELON INTERNATIONAL CORPORATION

(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS--(CONTINUED)

     /bullet/ The Company issued 6,921 shares and 4,480 shares of Common Stock during the years ended December 31, 1998 and 1997, respectively, under the Employee Stock Purchase Plan.

     /bullet/ During the year ended December 31, 1998, the Company issued 1,000 shares of restricted Common Stock and 3,500 shares of unrestricted Common Stock to Executive Officers under the LTIP. Compensation expense of $.1 million was recognized for the issuance of the Common Stock.

     /bullet/ During the year ended December 31, 1997, the Company issued 1,500 shares of restricted Common Stock to officers and employees under the LTIP. Total compensation expense of $.1 million was recognized for the issuance of the Common Stock.

     /bullet/ During the year ended December 31, 1998, the Company issued 102,510 shares of restricted Common Stock under the LTIP, in accordance with four executive employment contracts. Compensation expense of $.7 million and $.5 million, respectively, was recorded during the years ended December 31, 1998 and 1997 related to the vesting of these restricted shares.

     /bullet/ The Company issued 2,546 shares and 2,722 shares of Common Stock during the years ended December 31, 1998 and 1997, respectively, under the Non-Employee Directors Plan.

     /bullet/ During 1996, the Company issued 308,801 shares of restricted Common Stock to Executive Officers and key management under the LTIP and recorded compensation expense of $4.5 million. In conjunction with the lapse of certain restrictions on the Common Stock in 1998, the Company increased additional paid in capital by $.2 million.

                       ECHELON INTERNATIONAL CORPORATION

     (10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS--(CONTINUED)

     The Company has granted nonqualified stock options to purchase Common Stock as follows:

                                                                                                         WEIGHTED
                                                                            WEIGHTED                      AVERAGE
                             STOCK               NON-EMPLOYEE                AVERAGE      RANGE OF       REMAINING
                             OPTION               DIRECTORS'                EXERCISE      EXERCISE      CONTRACTUAL
                              PLAN       LTIP        PLAN         TOTAL       PRICE        PRICES          LIFE
                          ----------- --------- -------------- ----------- ---------- ---------------- ------------
Authorized ..............   150,000    950,000      25,000     1,125,000
                            =======    =======      ======     =========
Outstanding--
 December 31, 1996 ......        --    134,840          --       134,840     $22.25   $       22.25
 Granted ................    21,250    128,000       4,000       153,250     $21.76   $19.38-$25.25
                            -------    -------      ------     ---------
Outstanding--
 December 31, 1997 ......    21,250    262,840       4,000       288,090     $21.99   $19.38-$25.25
 Granted ................    85,500     69,000       4,000       158,500     $22.13   $20.63-$27.25
 Forfeited ..............    (2,000)        --          --        (2,000)    $21.81   $       21.81
                            -------    -------      ------     ---------
Outstanding--
 December 31, 1998 ......   104,750    331,840       8,000       444,590     $22.04   $19.38-$27.25     8.55 years
                            =======    =======      ======     =========

     During 1998, the Company granted nonqualified stock options to purchase 158,500 shares of Common Stock. The exercise price for all of the stock options was equal to the market value on the date of grant. In accordance with APB No. 25, no compensation expense was recorded for the issuance of these stock options.

     During 1997, the Company granted nonqualified stock options to purchase 153,250 shares of Echelon Common Stock. The exercise price for 64,836 nonqualified stock options is equal to the market price of the Common Stock on the date of grant. No compensation expense was recorded for these stock options in accordance with APB No. 25. The remaining 88,414 nonqualified stock options were granted to an Executive Officer of the Company at an exercise price less than the market value of the Common Stock on the date of grant. The Company will record compensation expense totaling $.5 million over the four year vesting period of the nonqualified stock options.

     During 1996, the Company granted nonqualified stock options to purchase 134,840 shares of Common Stock at an exercise price equal to the closing price for Echelon Common Stock eight months after the completion of the Distribution. No compensation expense was recorded for these stock options in 1996 in accordance with APB No. 25.

     As of December 31, 1998, 84,588 of the 444,590 total nonqualified stock options outstanding were exercisable at a weighted average exercise price of $21.35. The weighted average remaining contractual life of the exercisable stock options at December 31, 1998 was 8.09 years.

                       ECHELON INTERNATIONAL CORPORATION

(10) DESCRIPTION OF STOCK AND STOCK OPTION PLANS--(CONTINUED)

     Echelon applies APB No. 25 and related Interpretations in accounting for the Company's stock plans. If compensation costs for the Company's outstanding stock options had been determined based on the fair value of the Common Stock at the grant dates for awards under these plans consistent with the method prescribed by SFAS No. 123, the Company's net income and both basic and diluted earnings per share on a pro-forma basis for the years ended December 31, 1998 and 1997 would have been $8.5 million and $6.7 million, respectively, and $1.25 and $.99 basic and diluted earnings per share, respectively.

     The fair value of each stock option was estimated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 1998 and 1997: (1) risk-free interest rate of 5.10% and 5.75%, respectively; (2) volatility of 30%; (3) weighted average expected dividends of $0 and (4) expected life of three years. Using the Black-Scholes option-pricing model, the estimated weighted average fair values of stock options granted during 1998, 1997 and 1996 were $2.57 per stock option, $1.92 per stock option and $2.04 per stock option, respectively.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of trade options which have no vesting restrictions. Such models also require the use of subjective assumptions, including expected stock price volatility. Results can vary materially depending on the assumptions applied within the model and the resulting compensation expense may not be representative of compensation expense to be incurred in the future.

(11) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

     At December 31, 1998 and 1997, investments in unconsolidated partnerships were as follows:

                                                                         DECEMBER 31,
                                                                      -------------------
                                                                        1998       1997
                                                                      --------   --------
                                                                         (IN MILLIONS)
   Joint venture for leasing aircraft equipment ...................    $  --      $22.9
   Investments in affordable housing limited partnerships .........     21.8       24.3
                                                                       -----      -----
                                                                       $21.8      $47.2
                                                                       =====      =====

     The Company includes equity in earnings (losses) from the unconsolidated partnerships in revenues.

                       ECHELON INTERNATIONAL CORPORATION

(11) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS--(CONTINUED)

     As of July 31, 1998, a joint venture in which the Company had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. Presented below is summarized financial information for this joint venture as of December 31, 1997 and for the seven-month period ended July 31, 1998 and the years ended December 31, 1997 and 1996, respectively. Amounts reflect 100% of the joint venture's balances and results of its operations through July 31, 1998, the date of dissolution.


                                            DECEMBER 31,
                                                1997
                                           --------------
                                            (IN MILLIONS)
ASSETS
   Finance lease receivable ............        $43.5
   Property and equipment, net .........          2.5
   Current assets ......................          1.3
                                                -----
                                                $47.3
                                                =====
   LIABILITIES AND EQUITY INTEREST
   Noncurrent liabilities ..............        $ 1.3
   Other partner's equity ..............         23.0
                                                -----
                                                 24.3
   Company's equity interest ...........         23.0
                                                -----
                                                $47.3
                                                =====

                                                                  SEVEN-MONTH      YEARS ENDED
                                                                  PERIOD ENDED     DECEMBER 31,
                                                                    JULY 31,     ----------------
                                                                      1998        1997      1996
                                                                 -------------   ------   -------
                                                                          (IN MILLIONS)
   REVENUES AND EXPENSES
   Revenues ..................................................        $5.4        $5.7     $6.0
   Expenses ..................................................          .1          .5       .5
                                                                      ----        ----     ----
   Combined net earnings of joint venture ....................        $5.3        $5.2     $5.5
                                                                      ====        ====     ====
   Company's equity in net earnings of joint venture .........        $2.7        $2.6     $2.7
                                                                      ====        ====     ====

     The joint venture's revenues for the seven-month period ended July 31, 1998 include a $3.2 million gain on the sale of two aircraft engines.

     The Company's investments in affordable housing limited partnerships range between a total ownership percentage of 7.1% to 11.6% as of both December 31, 1998 and 1997. The Company accounts for its investments in these limited partnerships under the equity method

                       ECHELON INTERNATIONAL CORPORATION

(11) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS--(CONTINUED)

of accounting. Echelon recorded pre-tax losses of $2.4 million and $1.5 million on these investments for the years ended December 31, 1998 and 1997, respectively.

     During 1996 and 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing tax credit limited partnerships. Echelon has funded $22.9 million of these commitments as of December 31, 1998. The total commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's Consolidated Balance Sheets. The remaining commitments to be funded in 1999 total $2.9 million.

(12) INCOME TAXES

     The components of the Company's income tax expense (benefit) in the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                              1998        1997        1996
                                                           ----------   --------   ----------
                                                                     (IN MILLIONS)
   Components of income tax expense (benefit):
    Payable currently:
     Federal ...........................................    $  10.5      $  8.9     $   4.2
     State .............................................         .9         1.0          .6
                                                            -------      ------     -------
                                                               11.4         9.9         4.8
                                                            -------      ------     -------
    Deferred, net:
     Federal ...........................................      (10.9)       (7.8)      (16.8)
     State .............................................       (1.8)       (1.3)       (2.2)
                                                            -------      ------     -------
                                                              (12.7)       (9.1)      (19.0)
                                                            -------      ------     -------
                                                               (1.3)         .8       (14.2)
    Less:
     Benefit of stock transactions with employees
       allocated to additional paid in capital .........        (.2)         --          --
     Income tax expense (benefit) included under
       extraordinary items .............................         .4        (1.3)        1.3
                                                            -------      ------     -------
                                                            $  (1.5)     $  2.1     $ (15.5)
                                                            =======      ======     =======

                       ECHELON INTERNATIONAL CORPORATION

(12) INCOME TAXES--(CONTINUED)

     The provision for (benefit from) income taxes differs from income taxes computed at the statutory federal income tax rate for each of the above years. The primary differences between the statutory rates and the effective income tax rates are detailed as follows:


                                                                       1998          1997         1996
                                                                   ------------   ----------   ---------
   Federal statutory income tax rate ...........................        35.0%         35.0%       35.0%
   State income taxes, net of federal tax benefit ..............        (5.4)         (2.2)        2.4
   Affordable housing limited partnership tax credits ..........       (33.3)        (11.2)         --
   Investment tax credit differences ...........................        (8.3)         (2.5)         .1
   Change in estimates .........................................        (8.3)           --        (4.4)
   Other .......................................................         (.5)         (1.0)         .9
                                                                       -----         -----        ----
                                                                       (20.8)%        18.1%       34.0%
                                                                       =====         =====        ====

     The following summarizes the components of deferred tax liabilities and assets at December 31, 1998 and 1997:

                                                                       DECEMBER 31,
                                                                   ---------------------
                                                                      1998        1997
                                                                   ---------   ---------
                                                                       (IN MILLIONS)
   Deferred tax liabilities:
    Difference in accounting for leveraged leases ..............    $152.8      $163.6
    Depreciation ...............................................      19.3        18.5
    Difference in accounting for direct finance leases .........       4.1         6.2
    Other ......................................................        .8          .7
                                                                    ------      ------
      Total deferred tax liabilities ...........................     177.0       189.0
                                                                    ------      ------
   Deferred tax assets:
    Impairment on long-lived assets ............................      18.7        19.1
    Accrued book expenses ......................................       2.2         2.3
    Allowance for losses .......................................       9.2         9.8
    Differences in carrying value of real estate ...............       3.6         3.1
    Other ......................................................       1.8          .5
                                                                    ------      ------
      Total deferred tax assets ................................      35.5        34.8
                                                                    ------      ------
   Net deferred tax liabilities ................................     141.5       154.2
    Less: Current portion of deferred income taxes .............      10.1         8.4
                                                                    ------      ------
   Net non-current deferred tax liabilities ....................    $131.4      $145.8
                                                                    ======      ======

     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

                       ECHELON INTERNATIONAL CORPORATION

(12) INCOME TAXES--(CONTINUED)

     As of December 31, 1998 and 1997, income taxes receivable were $.2 million and $1.0 million, respectively, and are included in other current assets in the Company's Consolidated Balance Sheets.

(13) OPERATING SEGMENTS

     As of December 31, 1998, the Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has three principal operating segments. These segments are 1) Commercial Real Estate, 2) Multi-Family Residential Real Estate and 3) Investments in Financial Assets. Commercial Real Estate includes ownership, operation and development of office and industrial properties, land sales, marina operations and real estate brokerage services. Multi-Family Residential Real Estate includes the development, ownership and operation of multi-family residential communities. Investments in Financial Assets includes leveraged leases, direct finance leases, an operating lease, investments in affordable housing limited partnerships and commercial finance loans. The airline industry is the primary industry included in the Investments in Financial Assets segment.

     The accounting policies of the segments are the same as those described in
Note 1, "Summary of Business and Significant Accounting Policies".

                       ECHELON INTERNATIONAL CORPORATION

(13) OPERATING SEGMENTS--(CONTINUED)

     Segment information for the years ended December 31, 1998, 1997 and 1996 is summarized below. Revenues received from Florida Progress and subsidiaries accounted for 11.8% of the Company's revenues during the year ended December 31, 1998. No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 1997 and 1996.


                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------   ----------   --------
                                                              (IN MILLIONS)
   Sales and revenues:(1)
    Commercial real estate .......................    $25.3      $  23.0      $ 40.5
    Multi-family residential real estate .........      0.9           --          --
    Investments in financial assets ..............     10.7         17.9        22.7
                                                      -----      -------      ------
                                                       36.9         40.9        63.2
      Non-segment ................................      3.7          3.3         0.1
                                                      -----      -------      ------
                                                      $40.6      $  44.2      $ 63.3
                                                      =====      =======      ======
   Operating expenses:(2)
    Commercial real estate .......................    $21.2      $  42.8      $ 53.5
    Multi-family residential real estate .........      1.4           --          --
    Investments in financial assets ..............      2.2        (15.8)       37.8
                                                      -----      -------      ------
                                                       24.8         27.0        91.3
      Non-segment ................................      8.6          5.6        16.8
                                                      -----      -------      ------
                                                      $33.4      $  32.6      $108.1
                                                      =====      =======      ======
   Interest expense, net:(2)
    Commercial real estate .......................    $ 2.6      $   3.8      $  8.2
    Multi-family residential real estate .........       .3           --          --
    Investments in financial assets ..............      2.6          5.2        10.5
                                                      -----      -------      ------
                                                        5.5          9.0        18.7
      Non-segment ................................       --           --          --
                                                      -----      -------      ------
                                                      $ 5.5      $   9.0      $ 18.7
                                                      =====      =======      ======
   Depreciation expense:(2)
    Commercial real estate .......................    $ 4.1      $   3.5      $  4.5
    Multi-family residential real estate .........       .3           --          --
    Investments in financial assets ..............      1.1          1.1         1.1
                                                      -----      -------      ------
                                                        5.5          4.6         5.6
      Non-segment ................................       .5           .1          --
                                                      -----      -------      ------
                                                      $ 6.0      $   4.7      $  5.6
                                                      =====      =======      ======

                       ECHELON INTERNATIONAL CORPORATION

(13) OPERATING SEGMENTS--(CONTINUED)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             1998         1997          1996
                                                          ----------   ----------   -----------
                                                                      (IN MILLIONS)
   Extraordinary gain (loss), net of income tax effect:
    Commercial real estate ............................     $  0.8       $ (1.0)      $   (.3)
    Multi-family residential real estate ..............         --           --            --
    Investments in financial assets ...................         --          (.9)          2.1
                                                            ------       ------       -------
                                                               0.8         (1.9)          1.8
      Non-segment .....................................         --           --            --
                                                            ------       ------       -------
                                                            $  0.8       $ (1.9)      $   1.8
                                                            ======       ======       =======
   Income tax expense (benefit) .......................     $ (1.5)      $  2.1       $ (15.5)
                                                            ======       ======       =======
   Consolidated net income (loss) .....................     $  9.5       $  7.6       $ (27.5)
                                                            ======       ======       =======
   Capital expenditures:
    Commercial real estate ............................     $ 36.8       $  2.1       $   9.1
    Multi-family residential real estate ..............       52.4         11.0            --
    Investments in financial assets ...................         --           --            --
                                                              89.2         13.1           9.1
                                                            ------       ------       -------
      Non-segment .....................................        1.2           --            --
                                                            ------       ------       -------
                                                            $ 90.4       $ 13.1       $   9.1
                                                            ======       ======       =======
   Assets:
    Commercial real estate ............................     $143.7       $122.8       $ 146.5
    Multi-family residential real estate ..............       61.9         10.6            --
    Investments in financial assets ...................      266.4        276.0         334.0
                                                            ------       ------       -------
                                                             472.0        409.4         480.5
      Non-segment .....................................       22.2         51.1          63.3
                                                            ------       ------       -------
                                                            $494.2       $460.5       $ 543.8
                                                            ======       ======       =======

---------------------
(1) Non-segment sales and revenues to reconcile to total revenue are comprised of investment income and net realized gain on sale of investments.
(2) Non-segment operating expenses to reconcile to total operating expenses are comprised of corporate general and administrative expenses and corporate depreciation.

(14) COMMITMENTS AND CONTINGENCIES

     The Company is subject to regulation with respect to the environmental effects of its operations. The Company's disposal of hazardous waste through third party vendors may result in costs to clean up facilities found to be contaminated. Federal and state statutes

                       ECHELON INTERNATIONAL CORPORATION

(14) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company may be responsible for environmental cleanup at certain sites. Based on information currently available to Echelon, the Company estimates that its share of liability for cleaning up these sites ranges from $.1 million to $1.0 million and has reserved $.3 million for potential costs that management estimates to be probable. Management currently believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's results of operations, financial condition or liquidity.

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and had remaining commitments of $37.1 million with construction contractors at December 31, 1998.

     As of December 31, 1998, Echelon had a total of seven contracts, subject to the Company's final due diligence, to acquire land for the development of an estimated 1,959 multi-family residential units at an aggregate estimated development cost of $177.0 million.

     Through a previous partnership, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $24.0 million as of December 31, 1998. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

(15) EXTRAORDINARY ITEMS

     During the year ended December 31, 1998, the Company negotiated a modification in an agreement with the University of Florida Foundation, Inc. ("Foundation"). As a result of the modification, a $.6 million long-term debt obligation owed by the Company and $.6 million of related accrued interest were canceled by the Foundation, resulting in a $.8 million after-tax extraordinary gain to the Company. As a condition of the modification, Echelon constructed roads and other infrastructure totaling $.6 million on Company-owned land in the ECHELON BUSINESS AND TECHNOLOGY PARK. The infrastructure enhances both the Company's land and provides additional access to Foundation-owned land.

     On December 30, 1997, Echelon refinanced a significant portion of the Company's debt (see Note 6). The Company wrote off the related debt issuance costs of approximately

                       ECHELON INTERNATIONAL CORPORATION

(15) EXTRAORDINARY ITEMS--(CONTINUED)

$1.3 million and paid a prepayment penalty of $.4 million, resulting in an after-tax extraordinary loss of $1.0 million. In addition, during 1997 the Company also wrote off debt issuance costs of approximately $1.5 million related to the early payment of principal on long-term debt, resulting in an after-tax extraordinary loss of $.9 million.

     On September 30, 1996, Echelon extinguished debt and accrued interest that resulted in an after-tax extraordinary gain of $2.1 million. This gain was offset by a write-off of debt issuance costs of approximately $.4 million related to the early payment of principal on long-term debt, resulting in an after-tax extraordinary loss of $.3 million.

(16) RETIREMENT PLAN

     As of January 1, 1997, the Company created the Echelon International Employee Savings Plan ("Savings Plan") under Section 401(k) of the Internal Revenue Service Code (the "Code"), to which participants may contribute a percentage of their pay up to limits established by the Code. The Company may make discretionary contributions to the Savings Plan. Echelon did not contribute to the Savings Plan during the years ended December 31, 1998 or 1997.

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

     CASH AND EQUIVALENTS, ACCOUNTS RECEIVABLE, INVENTORIES, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES -- The carrying amounts approximate fair value due to the short maturity of these instruments.

     MARKETABLE SECURITIES -- The fair value of marketable securities is estimated based on quoted market prices.

     LOANS RECEIVABLE -- The fair value of loans receivable is estimated using discounted cash flows using rates at which similar loans would be made to borrowers with similar credit ratings.

     LONG-TERM DEBT AND COMMITMENTS FOR RECEIPT OF LONG-TERM DEBT OBLIGATIONS -- The fair value of long-term debt and commitments for receipt of long-term debt obligations are

                       ECHELON INTERNATIONAL CORPORATION

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

estimated based on management's estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics. Certain prepayment penalties associated with the early repayment of long-term debt are not taken into consideration in determining fair value.

     In the opinion of management, the estimated fair value of financial instruments at December 31, 1998 and 1997 is as follows:


                                                       CARRYING AMOUNT         FAIR VALUE
                                                     -------------------   -------------------
                                                       1998       1997       1998       1997
                                                     --------   --------   --------   --------
                                                                   (IN MILLIONS)
   Marketable securities .........................    $   --     $42.0      $   --     $42.0
   Real estate loans .............................      38.8      42.1        38.8      40.5
   Aircraft loans ................................        .2       3.0          .2       3.0
   Long-term debt ................................     121.7      77.1       121.7      77.1
   Off-balance sheet
    Commitments for receipt of long-term debt.....        --        --       152.1      34.0

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

                       ECHELON INTERNATIONAL CORPORATION

(18) QUARTERLY DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                            THREE MONTHS ENDED
                                                        ----------------------------------------------------------
                                                         MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                        -----------   ----------   ---------------   -------------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1998
Revenue .............................................      $ 13.2       $  9.1          $  9.3           $  9.0
Income before extraordinary item ....................         3.4          2.9             1.3              1.1
Net income ..........................................         3.4          2.9             2.1              1.1
Basic earnings per common share .....................         .50          .43             .31              .18
Diluted earnings per common share ...................         .50          .41             .31              .18
Common stock price per share:
 High ...............................................       23.38        27.81           26.63            22.88
 Low ................................................       20.63        22.63           20.19            18.88
------------------------------------------------------------------------------------------------------------------
1997
Revenue .............................................      $ 15.1       $  9.4          $ 10.5           $  9.2
Income before extraordinary item ....................         4.7          1.4             1.4              2.0
Net income ..........................................         3.9          1.4             1.3              1.0
Basic and diluted earnings per common share .........         .57          .21             .19              .15
Common stock price per share:
 High ...............................................       19.50        23.00           24.75            25.13
 Low ................................................       14.75        18.25           20.56            20.81
------------------------------------------------------------------------------------------------------------------

     Revenues include $2.7 million for the sale of development property in the quarter ended March 31, 1998 and $.4 million for the sale of development rights in the quarter ended June 30, 1998. Revenues also include investment income and net realized gain on sale of investments of $2.3 million, $.7 million, $.5 million and $.2 million for the quarters ended March 31, June 30, September 30, and December 31, 1998, respectively.

     Revenues include a $4.1 million gain related to the sale of a loan receivable in the quarter ended March 31, 1997. Revenues also include investment income and net realized gain on sale of investments of $.7 million, $.9 million, $.8 million and $.9 million for the quarters ended March 31, June 30, September 30, and December 31, 1997, respectively.

(19) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for

                       ECHELON INTERNATIONAL CORPORATION

(19) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--(CONTINUED)

hedging activities. The Company will be required to adopt this standard as of January 1, 2000 and based on current circumstances does not believe the application of the new rules will have a material impact on the Company's consolidated financial statements.

                         INDEPENDENT AUDITORS' REPORT

To the Venturers of
Progress Potomac Capital Ventures:

     We have audited the accompanying balance sheet of Progress Potomac Capital Ventures ("PPCV") as of December 31, 1997 and the related statements of income, changes in joint venturers' capital and cash flows for the seven-month period ended July 31, 1998 ("Dissolution Date") and the two years ended December 31, 1997. These financial statements are the responsibility of PPCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progress Potomac Capital Ventures as of December 31, 1997 and the results of its operations and its cash flows for the seven-month period ended July 31, 1998 and the two years ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG LLP

St. Petersburg, Florida
February 22, 1999

                       PROGRESS POTOMAC CAPITAL VENTURES

                                 BALANCE SHEET

                                                                            DECEMBER 31,
                                                                                1997
                                                                           -------------
                              ASSETS
Cash ...................................................................   $     1,462
Aircraft engines, net of accumulated depreciation of $2,703,948.........     2,496,052
Direct financing lease .................................................    43,487,086
Restricted cash ........................................................     1,312,764
                                                                           -----------
   Total Assets ........................................................   $47,297,364
                                                                           ===========
                 LIABILITIES AND JOINT VENTURERS' CAPITAL
Accrued expenses .......................................................   $    15,000
Maintenance deposits ...................................................     1,312,764
                                                                           -----------
   Total Liabilities ...................................................     1,327,764
                                                                           -----------
Joint Venturers' Capital:
 Echelon ...............................................................    22,984,800
 Potomac ...............................................................    22,984,800
                                                                           -----------
   Total Joint Venturers' Capital ......................................    45,969,600
                                                                           -----------
   Total Liabilities and Joint Venturers' Capital ......................   $47,297,364
                                                                           ===========

              The accompanying notes are an integral part of these
                              financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

                             STATEMENTS OF INCOME
     FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 1998 (DATE OF DISSOLUTION)
                AND THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                         1998            1997            1996
                                    -------------   -------------   -------------
REVENUES:
 Finance lease revenue ..........   $2,159,925      $4,220,780      $4,826,177
 Rental income ..................        4,950         795,144         795,144
 Interest income ................           --         719,013         430,673
 Gain on sale of assets .........    3,203,948              --              --
                                    ----------      ----------      ----------
                                     5,368,823       5,734,937       6,051,994
                                    ----------      ----------      ----------
EXPENSES:
 Administration fee .............       35,000          60,000          60,000
 Depreciation ...................           --         444,000         444,000
 Other ..........................           --           3,007           3,000
                                    ----------      ----------      ----------
                                        35,000         507,007         507,000
                                    ----------      ----------      ----------
NET INCOME ......................   $5,333,823      $5,227,930      $5,544,994
                                    ==========      ==========      ==========

              The accompanying notes are an integral part of these
                              financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

               STATEMENTS OF CHANGES IN JOINT VENTURERS' CAPITAL
     FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 1998 (DATE OF DISSOLUTION)
                AND THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                       ECHELON INTERNATIONAL     POTAMAC CAPITAL
                                            CORPORATION            CORPORATION
                                          CAPITAL ACCOUNT        CAPITAL ACCOUNT       TOTAL
                                      -----------------------   -----------------   -----------
Balance December 31, 1995 .........        $  33,179,122          $  33,179,122     $66,358,244
 Net income .......................            2,772,497              2,772,497       5,544,994
 Cash distributions ...............           (5,675,519)            (5,675,519)    (11,351,038)
                                           -------------          -------------     -----------
Balance December 31, 1996 .........           30,276,100             30,276,100      60,552,200
 Net income .......................            2,613,965              2,613,965       5,227,930
 Cash distributions ...............           (6,917,813)            (6,917,813)    (13,835,626)
 Non-cash dividend ................           (2,987,452)            (2,987,452)     (5,974,904)
                                           -------------          -------------     -----------
Balance December 31, 1997 .........           22,984,800             22,984,800      45,969,600
 Net income .......................            2,666,912              2,666,911       5,333,823
 Cash distributions ...............           (6,563,908)            (6,563,908)    (13,127,816)
 Dissolution of partnership and
   distribution of net assets
   to partners ....................          (19,087,804)           (19,087,803)    (38,175,607)
                                           -------------          -------------     -----------
Balance July 31, 1998 .............        $          --          $          --     $        --
                                           =============          =============     ===========

              The accompanying notes are an integral part of these
                              financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

                            STATEMENTS OF CASH FLOWS
     FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 1998 (DATE OF DISSOLUTION)
                AND THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 1998              1997              1996
                                                           ---------------   ---------------   ---------------
Cash flows provided by (used in)
  operating activities:
 Net income ............................................   $ 5,333,823       $ 5,227,930       $ 5,544,994
 Adjustments to reconcile noncash items:
 Depreciation ..........................................            --           444,000           444,000
 Amortization of unearned lease income, net ............    (2,159,925)       (4,220,780)       (4,826,177)
 Gain on sale of jet engines ...........................    (3,203,948)               --                --
 Changes in assets and liabilities:
  Restricted cash ......................................    (1,312,764)          (26,262)          (28,188)
  Other receivable .....................................            --                --           222,660
  Unearned income ......................................            --                --          (198,786)
  Accrued expenses .....................................        15,000                --                --
  Maintenance deposits .................................     1,312,764            26,262            28,188
                                                           -----------       -----------       -----------
   Net cash provided by (used in)
      operating activities .............................       (15,150)        1,451,150         1,186,691
                                                           -----------       -----------       -----------
Cash flows provided by investing activities:
 Proceeds from collections of leases ...................     7,441,504        11,207,104         9,066,104
 Proceeds from collections of notes receivable .........            --         1,129,018           947,816
 Proceeds from sale of jet engines .....................     5,700,000                --                --
                                                           -----------       -----------       -----------
   Net cash provided by investing activities ...........    13,141,504        12,336,122        10,013,920
                                                           -----------       -----------       -----------
Cash flows used in financing activities:
 Distributions to Venturers ............................   (13,127,816)      (13,835,626)      (11,351,038)
                                                           -----------       -----------       -----------
   Net decrease in cash ................................        (1,462)          (48,354)         (150,427)
Cash at beginning of period ............................         1,462            49,816           200,243
                                                           -----------       -----------       -----------
Cash at end of period ..................................   $        --       $     1,462       $    49,816
                                                           ===========       ===========       ===========

Supplemental disclosure of noncash investing and financing activities:

     As of July 31, 1998, the joint venture was dissolved and the partnership's net assets of $38,175,607 were distributed equally to the joint venture partners.

     In 1997, the joint venture distributed notes receivable totaling $5,974,904 to Potomac Capital Corporation and Echelon International Corporation. Each venturers' portion of the distribution equaled $2,987,452.

              The accompanying notes are an integral part of these
                              financial statements.

                       PROGRESS POTOMAC CAPITAL VENTURES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND PRINCIPLES OF PRESENTATION

     Progress Potomac Capital Ventures ("PPCV") was a joint venture, formed in February 1988, between Echelon International Corporation ("Echelon"), successor to Progress Credit Corporation, and Potomac Capital Corporation ("Potomac"). The purpose of the joint venture was to purchase, lease, and finance aircraft and aircraft equipment. The joint venture was controlled 50/50 and all decisions required unanimous consent of the venture partners. The income or loss generated in each fiscal year was distributed annually based on the pro-rata share of each venturer's capital account as of the end of the respective fiscal year. Per the joint venture agreement, PPCV was to be dissolved in 2027, unless all assets owned by the joint venture were sold or disposed of prior to this date or by agreement of the venture partners. As of July 31, 1998 (the "Dissolution Date"), the joint venture distributed the net assets of the partnership equally to the venture partners in accordance with the joint venture agreement.

     Through the Dissolution Date, PPCV's operations consisted of a direct finance lease and an operating lease. The direct finance lease was for two DC10-30s leased to Continental Airlines, Inc. ("Continental"). The lease originated in February of 1990 and expires in February of 2002. In 1992, Echelon and Potomac agreed to revise the terms of the lease in exchange for a deferred rent note. The note represented four months of deferred rent (including accrued interest) to be repaid over 48 months at an interest rate of 10.42%. In 1995, all parties again agreed to revise the terms of the Continental lease by deferring a portion of the rent payable for 16 months, retroactive to February 1995, and issuing another deferred rent note specific to the 1995 deferment. This note earned interest at 8% annually and required monthly payments of principal and interest. Both of these notes were either repaid or distributed to the venturers in 1997 (see Note 3).

     The operating lease involved two CFM-56 aircraft engines leased to America West Airline ("America West"). The lease expired on December 31, 1997 and in January 1998, PPCV sold the two CFM-56 jet engines for $5,700,000 cash, at a pre-tax gain of $3,203,948. As part of the leasing arrangement, America West was required to make payments to PPCV in order to provide a maintenance and repair reserve for the aircraft engines. The funds deposited were recorded as restricted cash and as a liability for maintenance and repair of the aircraft engines. The excess funds were returned to America West at the termination of the lease.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                       PROGRESS POTOMAC CAPITAL VENTURES

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

EARNED INCOME ON DIRECT FINANCING LEASE

     Income on direct financing leases was recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

DEPRECIATION

     The aircraft engines were depreciated on a straight line basis over sixteen years.

INCOME TAXES

     The joint venture was not a taxable entity. The taxable income was passed through to each of the venturers as allocated in accordance with the joint venture agreement.

LOANS RECEIVABLE

     The joint venture accounted for loans receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for the Impairment of a Loan, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." These standards required the joint venture to compute present values for impaired loans when determining allowances for credit losses.

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

                       PROGRESS POTOMAC CAPITAL VENTURES

(2) NET INVESTMENT IN DIRECT FINANCING LEASE

     As of December 31, 1997, the net investment in the direct financing lease was as follows:

   Minimum lease payments receivable .......................    $  46,542,435
   Initial direct cost .....................................          622,428
   Estimated residual value of the leased property .........        7,800,000
   Less unearned income ....................................      (11,477,777)
                                                                -------------
   Net investment in direct finance lease ..................    $  43,487,086
                                                                =============

(3) NOTES RECEIVABLE

     In March 1997, Continental paid off the 1992 deferred rent note. In September 1997, the 1995 deferred rent note was distributed to the venture partners. The balance at the time of distribution was $5,974,904, which included $401,483 of accrued interest. Continental subsequently paid to Potomac their portion of the note, which equaled $2,987,452, and issued a new note to Echelon for the balance of the note.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

   1. Financial statements, notes to Financial Statements and report thereon of KPMG LLP are found in Item 8 "Financial Statements and Supplementary Data," herein.

        Echelon International Corporation
        Progress Potomac Capital Ventures

                                     III-1

     2. The following Financial Statement Schedules are included herein:

        II  --  Valuation and Qualifying Accounts for the years ended December
                31, 1998, 1997 and 1996

        III --  Real Estate and Accumulated Depreciation as of December 31, 1998

        IV  --  Mortgage Loans on Real Estate as of December 31, 1998

     3. The following Exhibits are filed herewith:

 EXHIBIT
   NO.                                            DESCRIPTION
--------   -----------------------------------------------------------------------------------------
 23        Consent of Independent Auditors to the incorporation by reference of their report on the consolidated financial statements into the following registration statements of Echelon
           International Corporation: Form S-8 (No. 333-18171) Form S-8 (No. 333-18175), Form S-8
           (No. 333-18177) and Form S-8 (No. 333-18179), relating to the Echelon International
           Corporation Long-Term Incentive Plan, the Echelon International Corporation Non-Employee
           Directors' Plan, the Echelon International Corporation 1996 Employee Stock Purchase Plan
           and the Echelon International Corporation 1996 Stock Option Plan

 99        Echelon International Corporation News Release dated March 9, 1999 regarding 1998 fourth quarter and the year ended December 31, 1998 financial results.

 27        Financial Data Schedule of Echelon International Corporation

   (b) Reports on Form 8-K:

       None.

                                     III-2

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ECHELON INTERNATIONAL CORPORATION

                                 BY:       /s/ DARRYL A. LeCLAIR
                                 -----------------------------------------------
                                              Darryl A. LeClair
                                    President and Chief Executive Officer

Dated: March 16, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME AND SIGNATURE                           TITLE                        DATE
----------------------------------   ------------------------------------   ---------------
/s/ DARRYL A. LECLAIR                President, Chief Executive Officer     March 16, 1999
---------------------------------    and Chairman of the Board
    Darryl A. LeClair

/s/ LARRY J. NEWSOME                 Senior Vice President and              March 16, 1999
---------------------------------    Chief Financial Officer
    Larry J. Newsome

/s/ JAMES R. HOBBS, JR.              Vice President and Controller          March 16, 1999
--------------------------------
    James R. Hobbs, Jr.

/s/ JONATHAN BLUM                    Director                               March 16, 1999
--------------------------------
    Jonathan Blum

/s/ W. Michael Doramus               Director                               March 16, 1999
--------------------------------
    W. Michael Doramus

/s/ L. RAYMOND EASTIN                Director                               March 16, 1999
--------------------------------
    L. Raymond Eastin

/s/ THOMAS W. MAHR                   Director                               March 16, 1999
--------------------------------
    Thomas W. Mahr

/s/ JOSEPH H. RICHARDSON             Director                               March 16, 1999
--------------------------------
    Joseph H. Richardson

                                     III-3

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders of
Echelon International Corporation:

     Under the date of February 22, 1999, we reported on the consolidated balance sheets of Echelon International Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG LLP

February 22, 1999
St. Petersburg, Florida

                       ECHELON INTERNATIONAL CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

                                                               ADDITIONS
                                                 BALANCE AT   CHARGED TO     DEDUCTIONS                 BALANCE AT
                                                  BEGINNING    COSTS AND        FROM                      END OF
                                                  OF PERIOD    EXPENSES       RESERVES      OTHER (A)     PERIOD
                                                ------------ ------------ ---------------- ----------- -----------
Year Ended December 31, 1998:
 Allowance for losses on loans and leases .....     $20.1      $    --       $   (1.6)(b)    $    --      $18.5
 Allowance for assets held for sale ...........        --           --             --             --         --
 Allowance for doubtful accounts ..............        .1           --            (.1)            --         --
Year Ended December 31, 1997:
 Allowance for losses on loans and leases .....     $20.1      $    --       $     --        $    --      $20.1
 Allowance for assets held for sale ...........      36.1           --          (36.1)(b)         --         --
 Allowance for doubtful accounts ..............        .3           --            (.2)            --         .1
Year Ended December 31, 1996:
 Allowance for losses on loans and leases .....     $32.0      $   2.3(b)    $     --        $ (14.2)     $20.1
 Allowance for assets held for sale ...........        --         21.5(b)          --           14.6       36.1
 Allowance for doubtful accounts ..............       1.0           --            (.7)            --         .3

---------------------
(a) Represents a balance sheet transfer from investment in unconsolidated partnerships.
(b) Reconciliation of provision for losses charged to operations:

                                                           1998        1997        1996
                                                        ---------   ----------   --------
      Amount credited to allowance account ..........    $   --      $    --      $23.8
      Amount debited to allowance account ...........      (1.6)       (36.1)        --
      Amount charged directly to real estate asset
       account due to impairment ....................        --         19.0        7.6
      Net book value of assets held for sale at
       date of disposal .............................        --         16.4         --
                                                         ------      -------      -----
        Total provision (recovery) charged
          to operations .............................    $ (1.6)     $   (.7)     $31.4
                                                         ======      =======      =====

                       ECHELON INTERNATIONAL CORPORATION

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                                                         GROSS CARRYING VALUE
                                      INITIAL COSTS                                      AT DECEMBER 31, 1998
                                 -----------------------      COSTS                 ------------------------------
                                                          CAPLITALIZED
                                            BUILDINGS &   SUBSEQUENT TO  IMPAIRMENT           BUILDINGS &
REAL ESTATE PROPERTY               LAND    IMPROVEMENTS    ACQUISITION   WRITE-DOWN   LAND   IMPROVEMENTS   TOTAL
-------------------------------- -------- -------------- -------------- ----------- ------- -------------- -------
HELD FOR DEVELOPMENT                                                           (A)
 OR SALE
St. Petersburg, Florida:
 9th Street Property ........... $ 3.3          $--           $ 2.1       $  (2.8)  $2.6         $  --     $2.6
 4th Street Property ...........   2.5           --             1.0          (1.9)   1.6            --      1.6
 Carillon Park .................  13.7           --            11.0          (2.8)  21.9            --     21.9
Gainesville, Florida:
 Echelon Business &
   Technology Park Property.....    .6           --             3.5          (3.3)    .8                     .8
                                 -----          ---           -----       -------   ----                   ----
Sub-Total ......................  20.1           --            17.6         (10.8)  26.9            --     26.9
                                 -----          ---           -----       -------   ----         -----     ----
UNDER DEVELOPMENT/
 CONSTRUCTION
 OFFICE AND MULTI-USE
 BUILDINGS
St. Petersburg, Florida:
 Castille at Carillon ..........    .6           --             7.8            --    1.0           7.4      8.4
 700 Carillon ..................    --           --              .8            --     --            .8       .8
 Carillon Town Center ..........    --           --             1.0            --     --           1.0      1.0
 Miscellaneous .................    --           --             1.3            --     --           1.3      1.3
                                 -----          ---           -----       -------   ----         -----     ----
Sub-Total ......................    .6           --            10.9            --    1.0          10.5     11.5
                                 -----          ---           -----       -------   ----         -----     ----
MULTI-FAMILY RESIDENTIAL
 COMMUNITIES
St. Petersburg, Florida:
 Echelon at Bay Isle Key .......    .2           --             1.7            --     .2           1.7      1.9
 Echelon at The Reserve ........   1.3           --            13.4            --    2.2          12.5     14.7
Colorado Springs, Colorado:
 Echelon at Briargate ..........   1.9           --             1.0            --    1.9           1.0      2.9
Atlanta, Georgia:
 Echelon at Northlake ..........   4.0           --             2.2            --    4.0           2.2      6.2
Tulsa, Oklahoma:
 Echelon at Woodland Park ......   1.0           --             2.1            --    1.0           2.1      3.1
 Echelon at Memorial Creek .....   1.6           --             1.1            --    1.6           1.1      2.7
Memphis, Tennessee:
 Echelon at The Ballpark .......   1.2           --              .8            --    1.2            .8      2.0
Allen, Texas:
 Echelon at Watters Creek ......   1.2           --              .2            --    1.2            .2      1.4
Mesquite, Texas:
 Echelon at Mission Ranch ......   1.4           --             1.0            --    1.4           1.0      2.4
Other ..........................    .6           --             2.2            --     .6           2.2      2.8
                                 -----          ---           -----       -------   ----         -----     ----
Sub-Total ......................  14.4           --            25.7            --   15.3          24.8     40.1
                                 -----          ---           -----       -------   ----         -----     ----

                       ECHELON INTERNATIONAL CORPORATION

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                                                            GROSS CARRYING VALUE
                                        INITIAL COSTS                                       AT DECEMBER 31, 1998
                                   -----------------------      COSTS                 ---------------------------------
                                                            CAPLITALIZED
                                              BUILDINGS &   SUBSEQUENT TO  IMPAIRMENT             BUILDINGS &
REAL ESTATE                          LAND    IMPROVEMENTS    ACQUISITION   WRITE-DOWN    LAND    IMPROVEMENTS    TOTAL
---------------------------------- -------- -------------- -------------- ----------- --------- -------------- --------
INCOME PRODUCING OFFICE                                                          (A)
  AND INDUSTRIAL BUILDINGS
  & PARKING GARAGES
St. Petersburg, Florida:
 NationsBank Tower ...............   3.6            --           48.1         (14.0)     3.6          34.1       37.7
 Central Station .................    --           2.4            5.8            --       --           8.2        8.2
 McNulty Station .................   1.0           1.5            7.0          (2.3)     1.4           5.8        7.2
 The New McNulty .................    .6            --            8.4            --       .6           8.4        9.0
 Bayboro Station .................   1.0            .9            8.0            --      1.0           8.9        9.9
 Bayboro Property ................   1.8            --            1.6          (1.2)     1.8            .4        2.2
 3rd & 3rd .......................    .3            --            2.6            --       .8           2.1        2.9
 100 Carillon ....................   1.5            --            6.6            --      1.5           6.6        8.1
Tampa, Florida:
 7th Avenue ......................   1.4            --            4.4           (.9)     1.4           3.5        4.9
 Progress Packaging ..............    .4           1.2             .3            --       .4           1.5        1.9
Tallahassee, Florida:
 Highpoint Center ................    .8            --           13.5            --       .8          13.5       14.3
Gainesville, Florida:
 Progress Center .................    .3            --            9.1          (4.5)      .3           4.6        4.9
DOCKAGE AND MARINE
  SERVICES
St. Petersburg, Florida:
 Harborage Marina
   and Bayboro ...................   1.7           4.4           10.6          (9.1)     1.7           5.9        7.6
                                     ---           ---           ----         -----      ---          ----       ----
Sub-Total ........................  14.4          10.4          126.0         (32.0)    15.3         103.5      118.8
                                    ----          ----          -----         -----     ----         -----      -----
MULTI-FAMILY RESIDENTIAL
  COMMUNITIES
St. Petersburg, Florida:
 Echelon at Bay Isle Key .........   1.9            --           18.7            --      1.9          18.7       20.6
                                    ----          ----          -----         -----     ----         -----      -----
CORPORATE ........................    --            --            2.3            --       --           2.3        2.3
                                    ----          ----          -----         -----     ----         -----      -----
Grand Total ...................... $51.4         $10.4         $201.2       $ (42.8)  $ 60.4        $159.8     $220.2
                                   =====         =====         ======       =======   ======        ======     ======

---------------------
(A) See "Notes to Schedule III--Real Estate and Accumulated Depreciation."

                       ECHELON INTERNATIONAL CORPORATION

                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                             ACCUMULATED     CONSTRUCTION        YEAR
REAL ESTATE PROPERTY                                        DEPRECIATION         YEAR          ACQUIRED
--------------------------------------------------------   --------------   --------------   ------------
HELD FOR DEVELOPMENT OR SALE
St. Petersburg, Florida:
 9th Street Property ...................................         $--              n/a            1991
 4th Street Property ...................................          --              n/a            1990
 Carillon Park .........................................          --              n/a            1990
Gainesville, Florida:
 Echelon Business and Technology Park Property .........          --              n/a            1984
                                                                 ---
Sub-Total ..............................................          --
                                                                 ---
UNDER DEVELOPMENT/CONSTRUCTION
  OFFICE AND MULTI-USE BUILDINGS
St. Petersburg, Florida:
 Castille At Carillon ..................................          --              n/a        1990 (land)
 700 Carillon ..........................................          --              n/a        1990 (land)
 Carillon Tower Center .................................          --              n/a        1990 (land)
 Miscellaneous .........................................          --              n/a        1990 (land)
                                                                 ---
Sub-Total ..............................................          --
                                                                 ---
MULTI-FAMILY RESIDENTIAL COMMUNITIES
St. Petersburg, Florida:
 Echelon at Bay Isle Key ...............................          --              n/a        1991 (land)
 Echelon at The Reserve ................................          --              n/a        1990 (land)
Colorado Springs, Colorado:
 Echelon at Briargate ..................................          --              n/a        1998 (land)
Atlanta, Georgia:
 Echelon at Northlake ..................................          --              n/a        1998 (land)
Tulsa, Oklahoma:
 Echelon at Woodland Park ..............................          --              n/a        1998 (land)
 Echelon at Memorial Creek .............................          --              n/a        1998 (land)
Memphis, Tennessee:
 Echelon at The Ballpark ...............................          --              n/a        1998 (land)
Allen, Texas:
 Echelon at Watters Creek ..............................          --              n/a        1998 (land)
Mesquite, Texas:
 Echelon at Mission Ranch ..............................          --              n/a        1998 (land)
Other ..................................................          --
                                                                 ---
Sub-Total ..............................................          --
                                                                 ---

                       ECHELON INTERNATIONAL CORPORATION

                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

                                           ACCUMULATED     CONSTRUCTION       YEAR
REAL ESTATE PROPERTY                      DEPRECIATION         YEAR         ACQUIRED
--------------------------------------   --------------   --------------   ----------
INCOME PRODUCING OFFICE
  AND INDUSTRIAL BUILDINGS
  AND PARKING GARAGES
St. Petersburg, Florida:
 NationsBank Tower ...................          2.7           1990            1986
 Central Station .....................           .3           1998             --
 McNulty Station .....................           .5         1984-1988      1983-1996
 The New McNulty .....................           .1           1998            n/a
 Bayboro Station .....................          1.4           1998            n/a
 Bayboro Property ....................           .4            n/a         1984-1985
 3rd & 3rd ...........................          1.1           1984            1993
 100 Carillon ........................          2.0           1987            1994
Tampa, Florida:
 7th Avenue ..........................          1.4           1986            1986
 Progress Packaging ..................           .6           1993            1993
Tallahassee, Florida:
 Highpoint Center ....................          4.6           1990            1995
Gainesville, Florida:
 Progress Center .....................           .3         1984-1988         1984
DOCKAGE AND MARINE SERVICES
St. Petersburg, Florida:
 Harborage Marina at Bayboro .........          4.7         1984-1988         1984
                                                ---
Sub-Total ............................         20.1
                                               ----
MULTI-FAMILY RESIDENTIAL COMMUNITIES
St. Petersburg, Florida:
 Echelon at Bay Isle Key .............           .3         1997-1998         n/a
CORPORATE ............................          1.0            n/a         1997-1998
                                               ----
Grand Total ..........................        $21.4
                                              =====

                       ECHELON INTERNATIONAL CORPORATION

                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

(A) Impairment writedown is based on management's estimate of fair value of assets determined to be impaired.

(B) The aggregate cost for Federal income tax purposes is $234.9 million at December 31, 1998.

(C) Reconciliation:

                                                         1998        1997         1996
                                                      ---------   ----------   ---------
     REAL ESTATE
     Balance at beginning of period ...............    $131.6      $ 154.2      $ 173.6
      Additions:
       Acquisitions and Improvements ..............      90.4         13.1          4.7
      Deductions:
       Cost of Real Estate Sold ...................      (1.4)          --        (20.8)
       Writedown of assets due to impairment and
          disposal of assets ......................        --        (35.7)          --
       Write-off of development projects previously
          capitalized .............................       (.4)          --           --
       Transfer to Assets Held for Sale ...........        --           --         (3.3)
                                                       ------      -------      -------
     Balance at end of period .....................    $220.2      $ 131.6      $ 154.2
                                                       ======      =======      =======
     ACCUMULATED DEPRECIATION
     Balance at beginning of period ...............    $ 16.5      $  29.3      $  26.2
      Additions:
       Depreciation ...............................       4.9          3.6          4.1
      Deductions:
       Transfer to Assets Held for Sale ...........        --           --         (1.0)
       Accumulated Depreciation Write-off .........        --        (16.4)          --
                                                       ------      -------      -------
     Balance at end of period .....................    $ 21.4      $  16.5      $  29.3
                                                       ======      =======      =======

                       ECHELON INTERNATIONAL CORPORATION

                  SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                FINAL                             TOTAL FACE   CARRYING
                                               MATURITY      PERIODIC     PRIOR    AMOUNT OF   AMOUNT OF
DESCRIPTION                   INTEREST RATE      DATE     PAYMENT TERMS   LIENS    MORTGAGES   MORTGAGES
---------------------------- --------------- ----------- --------------- ------- ------------ ----------
FIRST MORTGAGE LOANS--
 OFFICE BUILDINGS:
 Vine Street Investors--     Prime + .75%    Apr. 1999   $5.8 balloon     $ --       $ 5.8       $ 5.8
   Capitol View I ..........
 Vine Street Investors--     Prime + .75%    Dec. 1999   $5.0 balloon        --        5.0         5.0
   Capitol View II .........
 Vine Street Associates--    Prime + .75%     May 2001   $4.5 balloon        --        4.5         4.5
                                                                          -----      -----       -----
   Town Square VI ..........
                                                                             --       15.3        15.3
                                                                          -----      -----       -----
 INDUSTRIAL PROPERTY:
 Marquardt Company ......... Prime + 2%      June 1999   $23.5 balloon       --       35.0        23.5
                                                                          -----      -----       -----
                                                                          $ --       $50.3       $38.8
                                                                          =====      =====       =====

---------------------
(A) At December 31, 1998 and 1997, there were no loans subject to delinquent principal or interest.
(B) Reconciliation of the carrying amount of mortgage loans to total carrying amount of mortgages:

                                              1998        1997         1996
                                            --------   ----------   ---------
      Beginning balance .................    $ 42.1     $  87.9      $ 110.9
      Collections of principal ..........      (3.3)      (45.8)       (23.0)
                                             ------     -------      -------
       Ending balance ...................    $ 38.8     $  42.1      $  87.9
                                             ======     =======      =======

     Total amount of mortgages extended as of December 31, 1998 is $29.3 million.

(C) The aggregate cost for Federal income tax purposes is $38.8 million at December 31, 1998.