Form 10-Q
period 1999-03-31
ECHELON INTERNATIONAL CORP
filed 1999-05-17
CIK 1023275

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER 001-12211

                       ECHELON INTERNATIONAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  FLORIDA                           59-2554218
      -------------------------------         ----------------------
      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

                        450 CARILLON PARKWAY, SUITE 200
                         ST. PETERSBURG, FLORIDA 33716
          -----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                (727) 803-8200
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Common stock, par value $.01 per share, 6,719,923 shares, as of May 11, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                   -----
PART I.
 Item 1.   Financial Statements ................................................      2
 Item 2.   Management's Discussion and Analysis of Financial Condition               17
           and Results of Operations ...........................................
 Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..........     26
PART II.
 Item 5.   Other Information ...................................................     26
 Item 6.   Exhibits and Reports on Form 8-K ....................................     27
SIGNATURES ...................................................................       28

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ECHELON INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,   DECEMBER 31,
                                                                                       1999          1998
                                                                                   ------------ -------------
                                                                                    (UNAUDITED)
                                                                                      (IN MILLIONS, EXCEPT
                                                                                         SHARE AMOUNTS)
                                     ASSETS
REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
 Real estate, net (Note 2) .......................................................   $ 230.3       $ 198.8
 Aircraft under operating lease (net of accumulated depreciation of
   $9.6 and $9.5 million, respectively) ..........................................       2.9           3.0
 Leases and loans receivable, net ................................................     180.0         190.4
 Investments in and advances to unconsolidated partnerships (Note 5) .............      21.3          21.8
                                                                                     -------       -------
                                                                                       434.5         414.0
                                                                                     -------       -------
ASSETS HELD FOR SALE .............................................................       2.3           2.3
                                                                                     -------       -------
CURRENT ASSETS: ..................................................................
 Cash and equivalents (includes restricted deposits of $1.3 million for
   1999 and 1998, respectively) ..................................................      21.6          21.6
 Accounts receivable, net ........................................................       2.0           1.4
 Current portion of leases and loans receivable ..................................      51.1          50.3
 Inventories, at cost ............................................................        .9           1.0
 Other ...........................................................................        .9            .8
                                                                                     -------       -------
   Total current assets ..........................................................      76.5          75.1
                                                                                     -------       -------
OTHER NON-CURRENT ASSETS                                                                 3.3           2.8
                                                                                     -------       -------
   Total assets ..................................................................   $ 516.6       $ 494.2
                                                                                     =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES: .............................................................
 Accounts payable and other liabilities ..........................................   $  14.4       $  11.8
 Fundings for limited partnership investments (Note 5) ...........................       2.9           2.9
 Current portion of deferred income taxes ........................................      10.3          10.1
 Current portion of long-term debt (Note 3) ......................................      13.5          15.7
                                                                                     -------       -------
   Total current liabilities .....................................................      41.1          40.5
LONG-TERM DEBT (NOTE 3) ..........................................................     128.3         106.0
DEFERRED INCOME TAXES ............................................................     128.7         131.4
OTHER LIABILITIES ................................................................        .5            .5
COMMITMENTS AND CONTINGENCIES (NOTE 8) ...........................................
   Total liabilities .............................................................     298.6         278.4
                                                                                     -------       -------
STOCKHOLDERS' EQUITY (NOTE 4)
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued.......        --            --
 Common stock, $.01 par value, 25,000,000 shares authorized, 6,902,390 issued and 6,681,926 outstanding in 1999 and 6,901,718 issued
   and 6,685,780 outstanding in 1998 .............................................        .1            .1
 Additional paid in capital ......................................................     282.4         282.2
 Retained deficit ................................................................     (58.9)        (61.0)
 Treasury stock, at cost (220,464 shares in 1999 and 215,938 shares in 1998) .....      (4.6)         (4.5)
 Unearned compensation ...........................................................      (1.0)         (1.0)
                                                                                     -------       -------
   Total stockholders' equity ....................................................     218.0         215.8
                                                                                     -------       -------
   Total liabilities and stockholders' equity ....................................   $ 516.6       $ 494.2
                                                                                     =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       ------------------
                                                                         1999       1998
                                                                       --------   -------
                                                                         (IN MILLIONS,
                                                                             EXCEPT
                                                                       PER SHARE AMOUNTS)
                                                                          (UNAUDITED)
SALES AND REVENUES:
Real estate operations:
  Rental and other operations revenues .............................    $  7.3     $ 4.6
  Sale of development properties and development rights ............        --       2.7
Investments in financial assets:
  Earned income on finance and operating leases ....................       1.8        .9
  Interest income ..................................................        .9       1.1
  Equity in earnings of unconsolidated partnerships ................        --       2.1
  Equity in losses of limited partnership investments ..............       (.5)      (.5)
Investment income and net realized gain on sale of investments......        .3       2.3
                                                                        ------     -----
                                                                           9.8      13.2
                                                                        ------     -----
OPERATING EXPENSES:
Rental and other operations expenses ...............................       3.7       2.8
Cost of development properties and development rights sold .........        --       1.6
Depreciation .......................................................       1.6       1.3
Interest expense on long-term debt, net of amounts capitalized .....       1.3       1.4
General and administrative expenses ................................       2.3       2.6
                                                                        ------     -----
                                                                           8.9       9.7
                                                                        ------     -----
INCOME BEFORE INCOME TAXES .........................................        .9       3.5
INCOME TAX EXPENSE (BENEFIT) .......................................      (1.2)       .1
                                                                        ------     -----
NET INCOME .........................................................    $  2.1     $ 3.4
                                                                        ======     =====
Earnings per common share -- basic and diluted:
 Net income per common share .......................................    $  .31     $ .50
                                                                        ======     =====
Weighted average shares of common stock outstanding
  (basic and diluted) ..............................................       6.8       6.8
                                                                        ======     =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           ------------------
                                                                            1999       1998
                                                                           ------   ---------
                                                                             (IN MILLIONS)
                                                                              (UNAUDITED)
Net income .............................................................    $2.1     $  3.4
Other comprehensive income, net of tax:
 Change in unrealized holding gain on available-for-sale
   securities during period ............................................      --         .6
 Less: reclassification adjustment for net gains included in net income       --       (1.0)
                                                                            ----     ------
   Other comprehensive income ..........................................      --        (.4)
                                                                            ----     ------
Total comprehensive income .............................................    $2.1     $  3.0
                                                                            ====     ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     ---------------------
                                                                                        1999        1998
                                                                                     ---------   ---------
                                                                                         (IN MILLIONS)
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
  Net income .....................................................................    $   2.1     $   3.4
 Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization of financing costs ..............................        1.6         1.4
   Deferred income taxes .........................................................       (2.5)       (2.1)
   Amortization related to finance leases ........................................        (.9)        (.7)
   Stock-based compensation expense ..............................................         --          .7
   Gain on sale of assets ........................................................         --        (2.6)
   Equity in loss (income) of unconsolidated partnerships, net ...................         .5        (1.6)
   Changes in working capital:
    Accounts payable and other liabilities .......................................        2.6         2.9
    Other working capital changes ................................................        (.6)        1.1
   Other .........................................................................        (.7)        (.2)
                                                                                      -------     -------
                                                                                          2.1         2.3
                                                                                      -------     -------
INVESTING ACTIVITIES:
 Purchases of marketable securities ..............................................         --        (7.3)
 Proceeds from sales of marketable securities ....................................         --        15.6
 Proceeds from sales and collections of leases and loans receivable ..............       11.3         9.0
 Net proceeds from sales of real estate property, development rights and
   assets held for sale ..........................................................         --         2.5
 Real estate property additions and other capital expenditures ...................      (33.0)      (14.0)
 Contributions to unconsolidated partnerships ....................................         --        (4.8)
 Distributions from unconsolidated partnerships ..................................         --         4.3
                                                                                      -------     -------
                                                                                        (21.7)        5.3
                                                                                      -------     -------
FINANCING ACTIVITIES:
 Issuance of long-term debt ......................................................       22.7         3.1
 Repayment of long-term debt .....................................................       (3.0)       (1.9)
 Purchase of treasury stock ......................................................        (.1)        (.1)
                                                                                      -------     -------
                                                                                         19.6         1.1
                                                                                      -------     -------
Net increase in cash and equivalents .............................................         --         8.7
BEGINNING CASH AND EQUIVALENTS ...................................................       21.6         7.8
                                                                                      -------     -------
ENDING CASH AND EQUIVALENTS (INCLUDING RESTRICTED CASH
 OF $1.3 MILLION IN 1999).........................................................    $  21.6     $  16.5
                                                                                      =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest, net of amounts capitalized ..........................................    $   1.2     $   1.3
                                                                                      =======     =======
   Income taxes, net of refunds ..................................................    $    .3     $    .1
                                                                                      =======     =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING & FINANCING ACTIVITIES:
 Issuance of common stock related to LTIP ........................................    $    --     $    .4
                                                                                      =======     =======
 Change in unrealized gain (loss) on available-for-sale securities,
   net of tax of $.3 million in 1998..............................................    $    --     $   (.4)
                                                                                      =======     =======
 Delayed equity amortization on leveraged leases .................................    $   (.4)    $   (.4)
                                                                                      =======     =======
 Tax benefit of stock transactions with employees ................................    $    .2     $    --
                                                                                      =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results of the first quarter of 1999 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts previously reported in the Form 10-Q for the first quarter of 1998 have been reclassified to conform to the 1999 presentation.

(2) REAL ESTATE

     The depreciable lives and carrying values of real estate, a significant portion of which is pledged to secure borrowings, are as follows:

                                                                   DEPRECIABLE    MARCH 31,   DECEMBER 31,
                                                                  LIVES (YEARS)      1999         1998
                                                                 --------------- ----------- -------------
                                                                                (UNAUDITED)

                                                                                       (IN MILLIONS)
   Land and land improvements held for development or sale .....                    $ 26.0       $ 26.9
                                                                                    ------       ------
   Real estate under development:
    Commercial Development
     Land and land improvements ................................                        .9          1.0
     Construction in progress ..................................                      13.1         10.5
                                                                                    ------       ------
                                                                                      14.0         11.5
                                                                                    ------       ------
    Multi-Family Development
     Land and land improvements ................................                      25.0         15.3
     Construction in progress ..................................                      31.4         24.8
                                                                                    ------       ------
                                                                                      56.4         40.1
                                                                                    ------       ------
   Income producing:
    Commercial
     Land and land improvements ................................                      15.4         15.3
     Buildings and improvements ................................       5-40          104.7        102.0
     Equipment and other .......................................       3-10            1.6          1.5
                                                                                    ------       ------

                                                                                     121.7        118.8
                                                                                    ------       ------
    Multi-Family
     Land and land improvements ................................                       3.0          1.9
     Buildings and improvements ................................         35           28.3         18.0
     Equipment and other .......................................       3-10            1.1          0.7
                                                                                    ------       ------
                                                                                      32.4         20.6
                                                                                    ------       ------
    Corporate
     Equipment and other .......................................       3-10            2.3          2.3
                                                                                    ------       ------

                                                                                     252.8        220.2
   Less: accumulated depreciation ..............................                      22.5         21.4
                                                                                    ------       ------
                                                                                    $230.3       $198.8
                                                                                    ======       ======

                       ECHELON INTERNATIONAL CORPORATION

(2) REAL ESTATE--(CONTINUED)

     Capitalized interest during the development of specific projects was $1.0 million and $.2 million during the three months ended March 31, 1999 and 1998, respectively.

(3) LONG-TERM DEBT

     Long-term debt outstanding at March 31, 1999 and December 31, 1998 is as follows:

                                                              INTEREST       MARCH 31,     DECEMBER 31,
                                                                RATE            1999           1998
                                                          ---------------   -----------   -------------
                                                                           (UNAUDITED)
                                                                                   (IN MILLIONS)
   Salomon Brothers Realty Corp. ......................         6.45%(a)       $ 22.8         $ 12.8
   Northwestern Mutual Life Insurance Company .........         6.98%            55.1           55.4
   SouthTrust Bank ....................................         6.55%(a)         16.0           14.9
   AmSouth Bank .......................................         6.66%(b)         20.1            8.9
   Fleet Capital Corporation ..........................         5.99%            12.6           12.9
   Delayed equity obligation on finance lease .........        10.00%            15.2           16.8
                                                                               ------         ------
                                                                                141.8          121.7
   Less: current portion of long-term debt ............                          13.5           15.7
                                                                               ------         ------
                                                                               $128.3         $106.0
                                                                               ======         ======

----------------
(a) Interest rate at March 31, 1999.
(b) Weighted-average interest rate at March 31, 1999.

SALOMON BROTHERS REALTY CORP.

     In March 1999, the Company borrowed $10.0 million of the available credit on the $30.0 million Salomon Brothers Realty Corp. loan. The additional $10.0 million is being repaid over the remaining term of the original loan's 25 year amortization period. The entire loan matures in May 2000 with the ability to extend through May 2002.

SOUTHTRUST BANK

     In July 1997, the Company closed on a $16.5 million construction loan with SouthTrust Bank to fund the development of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community in St. Petersburg, Florida. The interest rate is LIBOR plus 1.60% per annum and the initial term of the construction loan is two years, with the ability to extend the loan for an additional five years from the completion of construction. The construction of ECHELON AT BAY ISLE KEY was completed in February 1999.

     In April 1999, the Company closed on a $19.3 million loan with Teacher's Insurance and Annuity Association of America ("TIAA") for the permanent financing of ECHELON AT BAY

                       ECHELON INTERNATIONAL CORPORATION

(3) LONG-TERM DEBT--(CONTINUED)

ISLE KEY. This loan is part of the TIAA $55.5 million Credit Facility discussed below. The Company paid off the $16.5 million construction loan, which included a $.5 million draw in April 1999, with SouthTrust Bank upon the TIAA funding.

AMSOUTH BANK

     In April 1998, the Company closed on an $18.6 million construction loan with AmSouth Bank. The loan is being used to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community in CARILLON PARK, located in the Gateway area of St. Petersburg, Florida. The interest rate is LIBOR plus 1.50% per annum. As of March 31, 1999, Echelon has drawn $10.9 million on this loan. The initial term of the loan is three years, with an option to extend for an additional two years from construction completion. TIAA has committed to provide the permanent financing for this development, under the TIAA $55.5 million Credit Facility discussed below.

     In May 1998, the Company executed a commitment letter with AmSouth Bank for a $50.0 million Advised Guidance Line of Credit ("AmSouth Line"). The proceeds from the line are being used to provide the construction financing for multi-family residential and commercial projects, as approved by AmSouth Bank. Each project financed under the line will be a separate loan. The interest rate for each loan will be the lesser of the prime rate of interest or the LIBOR rate plus a defined number of basis points per annum. The term for each multi-family residential loan is 36 months and for each commercial loan is 30 months. The repayment terms of the loans are interest only, with the entire principal and any accrued interest due at maturity.

     To date, the Company has closed on five loans under the AmSouth Line. The construction projects, the loan amounts and the construction draws as of March 31, 1999 are as follows:

                                                                 CONSTRUCTION
                                          CONSTRUCTION LOAN      DRAWS AS OF
CONSTRUCTION PROJECT                            AMOUNT          MARCH 31, 1999
--------------------------------------   -------------------   ---------------
                                                     (IN MILLIONS)
   CASTILLE AT CARILLON ..............          $10.9                $6.1
   ECHELON AT WOODLAND PARK ..........          $11.3                $ --
   ECHELON AT NORTHLAKE ..............          $17.2                $3.1
   ECHELON AT MISSION RANCH ..........          $14.1                $ --
   ECHELON AT MEMORIAL CREEK .........          $14.6                $ --

     The total loans approved under the AmSouth Line exceed $50.0 million as AmSouth Bank has participated portions of several loans to other financial institutions.

                       ECHELON INTERNATIONAL CORPORATION

(3) LONG-TERM DEBT--(CONTINUED)

FINANCING COMMITMENTS

     In May 1998, Echelon executed a commitment letter with TIAA for a $55.5 million Credit Facility ("Credit Facility") at an interest rate of 7.15% per annum. The proceeds of the Credit Facility will be used for the permanent financing of specific projects. The Credit Facility will be secured by the projects and funding will occur for each project based on specific conditions. Each disbursement will constitute a separate loan, which will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The remaining loans require monthly principal and interest payments based on a 30-year amortization schedule. The Credit Facility defines the loan disbursement expiration dates for each loan, with the ability for the Company to extend any of the expiration dates for 90 days. Under the terms of the commitment, TIAA required the Company to remit a refundable application fee. The Company negotiated to provide stand-by letters of credit in lieu of the application fee, which will be reduced on a pro-rata basis as the loans are funded. As of March 31, 1999, Echelon had certificates of deposit totaling $1.1 million securing the stand-by letters of credit. The Company had not closed on any loans with TIAA as of March 31, 1999.

     As previously discussed, in April 1999 the Company closed on a $19.3 million loan under the Credit Facility for the permanent financing of ECHELON AT BAY ISLE KEY. Final maturity of the loan is no later than April 2009.

     In January 1999, the Company executed a commitment letter with NationsBank for a $100.0 million Advised Guidance Line of Credit ("NationsBank Line"). The line of credit will provide construction financing for multi-family residential and commercial projects, as approved by NationsBank. Each project financed under the Nationsbank Line will be a separate loan and the interest rate for each loan will be negotiated with NationsBank based upon market conditions at the time of funding. The term for each multi-family residential loan is 36 months and for each commercial loan 30 months. The loans are interest only, with the entire principal and any accrued interest due at maturity.

     In February 1999, the Company executed a $19.8 million commitment letter with NationsBank under the NationsBank Line for the construction of ECHELON AT LAKESIDE, a 184-unit multi-family residential community to be developed in Plano, Texas. The interest rate is LIBOR plus 1.85% and the term is 36 months from the date of the loan closing.

     In February 1999, the Company also executed a commitment letter with Wachovia Bank, N.A. for a $21.5 million construction loan for ECHELON AT CHENEY PLACE, a 303-unit multi-family residential community to be developed in downtown Orlando, Florida. The interest rate on the loan is LIBOR plus 1.60% and the term of the loan is 36 months from the date of the loan closing.

                       ECHELON INTERNATIONAL CORPORATION

(3) LONG-TERM DEBT--(CONTINUED)

FINANCIAL COVENANTS

     The Company's significant financial covenants include minimum net worth and liquidity requirements. At March 31, 1999, Echelon was in compliance with all financial convenants contained in its debt agreements.

(4) STOCKHOLDERS' EQUITY

     During the three months ended March 31, 1998, the Company issued 90,181 shares of restricted Common Stock under the ECHELON INTERNATIONAL CORPORATION LONG-TERM INCENTIVE PLAN ("LTIP") in accordance with executive employment contracts. In conjunction with the issuance of the restricted Common Stock, the Company recorded $1.6 million of unearned compensation and subsequently recognized $.7 million of compensation expense. The unearned compensation will be amortized as compensation expense over the vesting period of the restricted Common Stock.

     In February 1998, the Company issued 129,250 stock options under the LTIP and the ECHELON INTERNATIONAL CORPORATION 1996 STOCK OPTION PLAN ("Stock Option Plan"). The stock options were granted at market value on the date of grant. The stock options granted under the LTIP are performance based options which cliff vest at the end of nine years with a provision for early vesting if certain performance goals are achieved. The stock options granted under the Stock Option Plan vest over five years.

     The Company issued 672 shares and 598 shares of Common Stock under the ECHELON INTERNATIONAL CORPORATION NON-EMPLOYEE DIRECTORS' PLAN during the quarters ended March 31, 1999 and 1998, respectively.

     During the first quarters of 1999 and 1998, the Company repurchased 4,526 shares and 4,419 shares, respectively, of Common Stock, resulting in additional Treasury Stock, at cost, of $.1 million for each of the periods.

                       ECHELON INTERNATIONAL CORPORATION

(4) STOCKHOLDERS' EQUITY--(CONTINUED)

     The net income and common shares used to compute basic and diluted earnings per share is presented in the following table:

                                                              THREE MONTHS
                                                                  ENDED
                                                               MARCH 31,
                                                            ----------------
                                                             1999      1998
                                                            ------   -------
                                                             (IN MILLIONS,
                                                            EXCEPT PER SHARE
                                                                AMOUNTS)
                                                              (UNAUDITED)
   BASIC
   Weighted average number of shares:
    Average common shares outstanding ...................     6.8      6.8
                                                              ===      ===
   Net income used to compute basic earnings per share:
    Net income ..........................................    $2.1     $3.4
                                                             ====     ====
   Basic earnings per common share ......................    $.31     $.50
                                                             ====     ====
   DILUTED
   Weighted average number of shares:
    Average common shares outstanding ...................     6.8      6.8
                                                             ====     ====
    Dilutive effect for stock options and contingently
      issuable common shares ............................      --       --
                                                             ====     ====
    Weighted average shares .............................     6.8      6.8
                                                             ====     ====
   Net income used to compute diluted earnings per share:
    Net income ..........................................    $2.1     $3.4
                                                             ====     ====
   Diluted earnings per common share ....................    $.31     $.50
                                                             ====     ====

                       ECHELON INTERNATIONAL CORPORATION

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

     As of July 31, 1998, a joint venture in which the Company had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. Presented below is summarized financial information for this joint venture for the three months ended March 31, 1998. Amounts reflect 100% of the joint venture's results of operations through March 31, 1998.

                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1998
                                                                 -------------------
                                                                    (IN MILLIONS)
                                                                     (UNAUDITED)
   REVENUES AND EXPENSES
   Revenues ..................................................           $4.2
   Expenses ..................................................             --
                                                                         ----
   Combined net earnings of joint venture ....................           $4.2
                                                                         ====
   Company's equity in net earnings of joint venture .........           $2.1
                                                                         ====

     The joint venture's revenues for the three months ended March 31, 1998 include a $3.2 million gain on the sale of two aircraft engines.

     The Company also has investments in affordable housing limited partnerships, which range between a total ownership percentage of 7.1% to 11.6% as of both March 31, 1999 and December 31, 1998. The Company accounts for these investments under the equity method of accounting. Echelon recorded pre-tax losses of $.5 million on these investments for both the three month periods ended March 31, 1999 and 1998.

     During 1996 and 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing limited partnerships. Echelon has funded $22.9 million of these commitments as of March 31, 1999. The total commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated balance sheets as of both March 31, 1999 and December 31, 1998, respectively. The remaining commitments to be funded by December 31, 1999 total $2.9 million as of both March 31, 1999 and December 31, 1998, respectively.

(6) RELATED PARTY TRANSACTIONS

     In April 1998, the Board of Directors approved an interest-free loan program to assist the Company's Executive Officers in meeting their tax liabilities associated with the lapse of restrictions on Echelon's restricted Common Stock. During the three months ended March 31, 1999, the Company funded $.6 million to four Executive Officers in conjunction with this loan program. These transactions resulted in $.1 million of compensation expense to the Company.

                       ECHELON INTERNATIONAL CORPORATION

(7) EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits related to the Company's investment in affordable housing limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previously deferred taxes and current taxes.

(8) COMMITMENTS AND CONTINGENCIES

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

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and at March 31, 1999 had remaining commitments of $65.3 million with construction contractors.

     As of March 31, 1999, Echelon had three contingent contracts or letters of intent, subject to the Company's final due diligence, to acquire land for the development of an estimated 764 multi-family residential units at an aggregate estimated development cost of $77.0 million.

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

(9) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and

                       ECHELON INTERNATIONAL CORPORATION

(9) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--(CONTINUED)

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

(10) OPERATING SEGMENTS

     As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also established standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has three principal operating segments. These segments are 1) Commercial Real Estate, 2) Multi-Family Residential Real Estate and 3) Investments in Financial Assets. Commercial Real Estate includes the operation and development of office and industrial properties, land sales, marina operations and real estate brokerage services. Multi-family Residential Real Estate includes the development, ownership and operation of multi-family residential communities. The Investments in Financial Assets segment includes leveraged leases, direct finance leases, an operating lease, investments in affordable housing limited partnerships and commercial finance loans. The Investments in Financial Assets segment is primarily invested in the airline industry.

                       ECHELON INTERNATIONAL CORPORATION

(10) OPERATING SEGMENTS--(CONTINUED)

     Segment information for the three months ended March 31, 1999 and 1998 is summarized below. Revenues received from Florida Progress Corporation and subsidiaries accounted for 10% and 5% of the Company's revenues for the three months ended March 31, 1999 and 1998, respectively.

                                                       THREE MONTHS
                                                     ENDED MARCH 31,
                                                     ----------------
                                                      1999      1998
                                                     ------   -------
                                                      (IN MILLIONS)
                                                       (UNAUDITED)
   Sales and revenues: (1)
    Commercial real estate .......................    $6.5     $ 7.3
    Multi-family residential real estate .........      .8        --
    Investments in financial assets ..............     2.2       3.6
                                                      ----     -----
                                                       9.5      10.9
     Non-segment .................................      .3       2.3
                                                      ----     -----
                                                      $9.8     $13.2
                                                      ====     =====
   Operating expenses: (2)
    Commercial real estate .......................    $5.0     $ 6.0
    Multi-family residential real estate .........     1.0        --
    Investments in financial assets ..............      .7       1.0
                                                      ----     -----
                                                       6.7       7.0
     Non-segment .................................     2.2       2.7
                                                      ----     -----
                                                      $8.9     $ 9.7
                                                      ====     =====

                       ECHELON INTERNATIONAL CORPORATION

(10) OPERATING SEGMENTS--(CONTINUED)

                                                          THREE MONTHS
                                                        ENDED MARCH 31,
                                                     ----------------------
                                                        1999         1998
                                                     ----------   ---------
                                                         (IN MILLIONS)
   Interest expense, net: (2)
    Commercial real estate .......................     $   .5      $   .7
    Multi-family residential real estate .........         .2          --
    Investments in financial assets ..............         .6          .7
                                                       ------      ------
                                                          1.3         1.4
     Non-segment .................................         --          --
                                                       ------      ------
                                                       $  1.3      $  1.4
                                                       ======      ======
   Depreciation expense: (2)
    Commercial real estate .......................     $  1.2      $   .9
    Multi-family residential real estate .........         .2          --
    Investments in financial assets ..............         .1          .3
                                                       ------      ------
                                                          1.5         1.2
     Non-segment .................................         .1          .1
                                                       ------      ------
                                                       $  1.6      $  1.3
                                                       ======      ======
   Income tax expense (benefit) ..................     $ (1.2)     $   .1
                                                       ======      ======
   Consolidated net income .......................     $  2.1      $  3.4
                                                       ======      ======
   Capital expenditures:
    Commercial real estate .......................     $  4.7      $  7.4
    Multi-family residential real estate .........       28.3         6.1
                                                       ------      ------
                                                         33.0        13.5
     Non-segment .................................         --          .5
                                                       ------      ------
                                                       $ 33.0      $ 14.0
                                                       ======      ======
   Assets:
    Commercial real estate .......................     $150.7      $128.5
    Multi-family residential real estate .........       90.4        13.7
    Investments in Financial Assets ..............      253.4       267.5
                                                       ------      ------
                                                        494.5       409.7
     Non-segment .................................       22.1        51.3
                                                       ------      ------
                                                       $516.6      $461.0
                                                       ======      ======

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

     Prior to December 18, 1996 ("Distribution Date"), the Company operated as a wholly owned subsidiary of Florida Progress Corporation ("Florida Progress"). Effective on the Distribution Date, Florida Progress distributed the Company's stock to Florida Progress shareholders (one share of the Company for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). The Distribution established the Company as a publicly held corporation, separate from Florida Progress.

     The Company's operations for the three months ended March 31, 1999 include the following transactions related to the Company's ongoing multi-family residential and commercial development activities:

MULTI-FAMILY RESIDENTIAL DEVELOPMENT

     Construction of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community located in the Gateway area of St. Petersburg, Florida, was completed in February 1999. As of March 31, 1999, ECHELON AT BAY ISLE KEY was 93% leased and is 97% leased as of May 14, 1999.

     Construction of the clubhouse for ECHELON AT THE RESERVE was completed during March 1999. ECHELON AT THE RESERVE is a 314-unit multi-family residential community located in CARILLON PARK. Leasing is in process and to date, over 119 units have been leased. Construction is schedule for completion in September 1999.

     In addition to the completion of ECHELON AT BAY ISLE KEY and the ongoing construction of ECHELON AT THE RESERVE, ten multi-family residential communities are currently under development and/or construction.

COMMERCIAL DEVELOPMENT

     Construction continues on CASTILLE AT CARILLON, two class A buildings connected by a covered loggia totaling 103,900 square feet located in CARILLON PARK, which will be completed on time in late June 1999.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

     For the quarter ended March 31, 1999, Echelon reported net income of $2.1 million or $.31 basic and diluted earnings per share compared to net income of $3.4 million or $.50 basic and diluted earnings per share for the quarter ended March 31, 1998.

SALES AND REVENUES

COMMERCIAL REAL ESTATE

     Commercial real estate sales and revenues for the first quarter of 1999 decreased $.8 million compared to the same period in 1998 primarily due to:

     /bullet/ A $2.7 million decrease in the sale of development properties and development rights as a result of the Company having no sales during the first quarter of 1999 compared to $2.7 million of sales in CARILLON PARK in the first quarter of 1998. The CARILLON PARK land sale was to an existing owner for land contiguous to the owner's land holdings. The sale of development rights in CARILLON PARK was also to an existing owner for further development on the owner's land holdings. Echelon intends to develop much of the unsold CARILLON PARK land for its own account and market the remaining land to third parties.

     /bullet/ A $1.4 million increase in rental revenues resulting from an overall increase in occupancy and rental rates for the Company's commercial properties and the 100% occupancy of the commercial properties completed during the second quarter of 1998, BAYBORO STATION and CENTRAL STATION.

     /bullet/ A $.5 million increase in revenues from real estate brokerage services and other commercial real estate operations in the first quarter of 1999 compared to the same period of 1998.

MULTI-FAMILY RESIDENTIAL REAL ESTATE

     /bullet/ Multi-family residential real estate sales and revenues of $.8 million for the three months ended March 31, 1999 resulted from the leasing of ECHELON AT BAY ISLE KEY, which opened in late April 1998 and the initial leasing of ECHELON AT THE RESERVE, which completed the clubhouse during March 1999.

INVESTMENTS IN FINANCIAL ASSETS

     Investments in financial assets sales and revenues for the three months ended March 31, 1999 decreased $1.4 million compared to the same period in 1998 primarily due to:

     /bullet/ Equity in earnings of unconsolidated partnerships decreased $2.1 million for the three months ended March 31, 1999 compared to 1998 primarily due to the July 31, 1998 dissolution of the joint venture partnership in which Echelon had a 50% interest.

     /bullet/ A decrease of $.2 million in interest income for the three months ended March 31, 1999 compared to 1998 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate development and acquisition.

     /bullet/ Earned income on finance and operating leases increased $.9 million for the three months ended March 31, 1999 compared to 1998 primarily as a result of $.4 million increase in lease revenues recorded from the direct finance lease of an aircraft leased to Continental Airlines that the Company received from the July 31, 1998 dissolution of the joint venture, in which Echelon was a 50% partner. For the quarter ended March 31, 1998, the income from the joint venture was reported in the "Equity in earnings of unconsolidated partnerships" income statement line item. For the quarter ended March 31, 1999, the Company also recorded an additional $.2 million of revenues resulting from the 1998 fourth quarter restructure of a direct finance lease for an aircraft leased to Southwest Airlines and a $.3 million increase in revenues from the Company's leveraged lease portfolio.

     /bullet/ Equity in losses of real estate partnership investments reduced both the first quarter of 1999 and 1998 revenues by $.5 million, respectively, as a result of the Company recording its share of pre-tax losses from affordable housing limited partnerships in each of the periods. The Company recorded $.8 million and $.7 million in related income tax credits for the three months ended March 31, 1999 and 1998, respectively, as a reduction of income tax expense.

              As part of Echelon's strategy to focus on real estate development, Echelon has investments in affordable housing limited partnerships entitled to the benefits of housing tax credits. The Company's overall return on these investments includes recording pre-tax losses on this type of investment. The tax benefits resulting from such losses and the realization of the housing tax credits are the primary source of value from this type of investment.

NON-SEGMENT

/bullet/ The Company's non-segment sales and revenues are comprised of investment income and net realized gain on sale of investments, which decreased $3.0 million for the three months ended March 31, 1999 compared to the same period of 1998 as a result of the Company's conversion of the marketable securities portfolio to cash and short-term cash investments during the fourth quarter of 1998.

OPERATING EXPENSES

COMMERCIAL REAL ESTATE

     Commercial real estate operating expenses for the three months ended March 31, 1999 decreased $1.0 million compared to the same period in 1998 primarily due to:

     /bullet/ A decrease in interest expense, net of amounts capitalized, of $.2 million, due to the capitalization of additional interest in the first quarter of 1999 on the Company's corporate-related debt as a result of an increase in the Company's development activity as compared to the first quarter of 1998.

     /bullet/ A decrease in the cost of development properties and development rights sold of $1.6 million due to a decrease in sales of CARILLON PARK land and development rights, as discussed previously.

     These decreases were offset by:

     /bullet/ An increase in rental and other operations expenses of $.5 million over 1998 primarily due to an increase in rental operations for the Company's commercial properties resulting from increased occupancy in the Company's commercial properties in 1999 as compared to 1998, as previously discussed.

     /bullet/ An increase in depreciation expense of $.3 million primarily as a result of the completion of the construction and tenant improvements of two commercial properties, BAYBORO STATION and CENTRAL STATION, in the second quarter of 1998.

MULTI-FAMILY RESIDENTIAL REAL ESTATE

/bullet/ Multi-family residential real estate operating expenses of $1.0 million for the three months ended March 31, 1999 resulted from the opening of the first multi-family residential community, ECHELON AT BAY ISLE KEY, in late April 1998, and the completion of the clubhouse for ECHELON AT THE RESERVE during March 1999, as discussed above. The $1.0 million of operating expenses is comprised of $.2 million of depreciation expense, $.2 million of interest expense and $.6 million of operating expenses.

INVESTMENTS IN FINANCIAL ASSETS

     Expenses related to investments in financial assets for the three months ended March 31, 1999 decreased $.3 million compared to the same period in 1998 primarily due to:

     /bullet/ A decrease in depreciation expense of $.2 million as a result of the extension of an operating lease from an original maturity of December 31, 1998 to October 31, 2000.

     /bullet/ A decrease in interest expense, net of amounts capitalized, of $.1 million due to paydowns on the Company's corporate-related debt throughout the majority of 1998.

NON-SEGMENT

/bullet/ Non-segment operating expenses to reconcile to total operating expenses are comprised primarily of corporate general and administrative expenses and corporate depreciation.

         The non-segment operating expenses decreased $.5 million for the three months ended March 31, 1999 compared to the same period in 1998 primarily as a result of capitalizing development overhead costs related to the Company's increased level of development of multi-family residential and commercial projects. During the formation of the Company's development pipeline, certain costs were appropriately expensed rather than capitalized. As specific development projects are approved and construction begins, costs related to these projects have been, and will continue to be, capitalized.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been, and are expected to continue to be, impacted by the Company's strategic plan. The Company's sources of liquidity and capital resources have been primarily from the maturity and collection of Echelon's lease and loan portfolio, proceeds from the sale of certain non-strategic assets and, with respect to Echelon's real estate development, from project-based and other financings. The planned development of multi-family residential and commercial real estate properties will require additional access to external financing. The timing and amount of external financing requirements will, in part, be dependent upon the timing of collections from real estate loans and asset sales.

     Echelon expects to obtain sufficient capital from its operations, asset sales, loan collections, project-based and other financings, and the capital markets to execute its strategic plan. However, no assurance can be given that such capital will be available at the time or in amounts sufficient to execute the Company's strategic plan.

     At the Distribution Date, Echelon and Florida Progress entered into a distribution agreement, which requires Echelon to maintain a liquidity level of at least $17.0 million throughout 1999.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow provided by operating activities was $2.1 million for the three months ended March 31, 1999. The primary source of cash was the result of an increase in accounts payable and other liabilities of $2.6 million. The primary use of cash largely related to previously deferred tax liabilities becoming due and payable as a result of collections of lease payments. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees, which are included in cash flows from investing activities. Net cash flow from future operations is generally expected to be reinvested in the Real Estate Business.

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Echelon's net cash flow used in investing activities for the first quarter of 1999 was $21.7 million. The foregoing cash flows reflected the $11.3 million in proceeds received from the collection of leases and loans. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to continue to be a net use of funds as Echelon continues to build the Real Estate Business.

     Real estate property additions and other capital expenditures were $33.0 million for the three months ended March 31, 1999. The Company's $28.3 million multi-family capital expenditures for the three months ended March 31, 1999 were for the ongoing construction of multi-family residential communities and land purchases for the development of additional multi-family residential projects. The Company's commercial capital expenditures were $4.7 million for the three months ended March 31, 1999 and were primarily for the ongoing construction and tenant improvements of CASTILLE AT CARILLON and tenant improvements for other commercial properties.

     For the remainder of 1999, capital expenditures for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $140.0 million to $190.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash.

CASH FLOW FROM FINANCING ACTIVITIES

     During the three months ended March 31, 1999, the Company's primary source of cash flow from financing activities was $22.7 million from an increase in long-term debt. The proceeds were used to fund the construction of the Company's multi-family residential communities and commercial projects. The Company also made scheduled loan repayments of $3.0 million on the Company's outstanding debt during the three months ended March 31, 1999.

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and at March 31, 1999, had remaining commitments of $65.3 million with construction contractors.


     As of March 31, 1999, Echelon had three contingent contracts or letters of intent, subject to the Company's final due diligence, to acquire land for the development of an estimated 764 multi-family-residential units at an aggregate estimated development cost of $77.0 million. No assurance can be given that Echelon will acquire this land or develop the multi-family residential units.

     During the three months ended March 31, 1999, the Company also purchased 4,526 shares of Echelon Common Stock, resulting in additional Treasury Stock of $.1 million.

OFF-BALANCE SHEET RISK

     Through a previous partnership, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnership. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interest discontinue their residency. If the current owners were to fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, Echelon could be liable for an additional $24.0 million as of December 31, 1998. Echelon considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

IMPACT OF INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income or net income during any of the Company's three most fiscal years. Due to the current economic climate, the Company does not expect that inflation will have a materially adverse effect on its business or financial condition. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the lease rates the Company charges on both commercial and multi-family residential real properties.

YEAR 2000 COMPUTER ISSUE

     The Year 2000 issue is the result of many computer systems being designed and developed using two digits, rather than four, to define the applicable year. As a result, such computer systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

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

     During the three months ended March 31, 1999, the Company incurred costs of $.3 million for the implementation of property management software that is Year 2000 compliant. In addition, during 1998 and 1997 the Company incurred costs of $.3 million for the acquisition and implementation of property management and general ledger software that is Year 2000 compliant. These costs were recorded in accordance with Echelon's accounting policies. The Company estimates an additional $.2 million to be incurred for Year 2000-related projects during the remainder of the year ending December 31, 1999.

     Echelon believes the Company is currently Year 2000 compliant with the majority of the Company's systems and expects to be complaint with all other systems no later than the third quarter of 1999. As of March 31, 1999, the Company believes that it has completed the majority of the initiatives that are believed to be necessary to fully address potential Year 2000 issues related to its computer equipment and software. Costs related to the maintenance and/or modifications of Echelon's software systems have been and will continue to be expensed as incurred. Echelon does not anticipate the costs related to Year 2000 to have a material impact on its results of operations. The Company is also in the process of mailing letters to its financial institutions, lenders and significant vendors to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant.

     While the Company currently expects that the Year 2000 issues will not pose significant operational problems, delays in the modification of software systems or failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. The Company's contingency plan for addressing the Year 2000 issue includes the utilization of manual operation systems.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt this standard as of January 1, 2000 and based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's consolidated financial statements.

STRATEGIC PLAN

     A complete discussion of Echelon's Strategic Plan is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     As previously disclosed, the Company's success to date is not a forecast of 1999 results. Specifically, financial results from 1998 and 1997 are not indicators of projected 1999 net income. Redirecting capital into the Company's real estate pipeline may possibly lower net income for 1999, as is typical of the early stages of real estate development.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein regarding other than historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1955 and are intended to be covered by the Safe Harbor created thereby. Such statements, including those concerning Echelon's expected sources and uses of funds and capital expenditures and its business strategy including its plans to gradually withdraw from the aircraft and real estate lending business and focus on its core real estate operations, involve risks and uncertainties.

     Echelon wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-Q, where the Company expresses an expectation or belief as to future events, such expectation or belief is expressed in good faith and it is believed to have a reasonable basis. However, such forward-looking statements are subject to risk, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual strategies and the timing and expected results thereof to differ materially from such forward-looking statements ("cautionary statements"), include, but are not limited to those factors identified under "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                    PART II
                               OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Echelon's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                         AS OF MARCH 31, 1999
                                           --------------------------------------------------------------------------------
                                                      REMAINDER
                                                         OF                                                          FAIR
                                                        1999      2000    2001   2002   2003   THEREAFTER   TOTAL    VALUE
                                                     ---------- -------- ------ ------ ------ ------------ ------- --------
Fixed rate debt ..........................              $ 1.7    $ 6.8    $3.1   $4.2   $4.7      $62.3     $82.8   $82.8
                                                        =====    =====    ====   ====   ====      =====     =====   =====
 Weighted average interest rate
  at March 31, 1999 ......................    7.38%
                                              ====
Variable rate LIBOR debt .................              $11.7    $10.0    $1.1   $ --   $ --      $36.2     $59.0   $59.0
                                                        =====    =====    ====   ====   ====      =====     =====   =====
 Weighted average interest rate
  at March 31, 1999 ......................    6.58%
                                              ====
Variable rate prime loans receivable .....              $34.3    $  --    $4.5   $ --   $ --      $  --     $38.8   $38.8
                                                        =====    =====    ====   ====   ====      =====     =====   =====
 Weighted average interest rate
  at March 31, 1999 ......................     9.2%
                                              ====

     As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider those exposures or positions which could arise after that date. In addition, the Company's variable interest construction financing is included in the "thereafter" column based on the fact that the Company has secured permanent financing commitments for these debt instruments as of March 31, 1999. Moreover, because firm commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 5. OTHER INFORMATION.

     Echelon International Corporation issued a news release dated May 14, 1999, announcing 1999 first quarter financial results. A copy of the news release is being filed as Exhibit 99.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

NUMBER                                             EXHIBIT
--------   --------------------------------------------------------------------------------------
   27      Financial Data Schedule of Echelon International Corporation

   99      Echelon International Corporation New Release dated May 14, 1999 regarding 1999 first quarter financial results.

     (b) Reports on Form 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   ECHELON INTERNATIONAL CORPORATION
                                   ---------------------------------
                                   Registrant

            SIGNATURE                           TITLE                    DATE
--------------------------------   ------------------------------   -------------
/s/  LARRY J. NEWSOME              Principal Financial Officer,     May 14, 1999
--------------------------------   Senior Vice President and
       Larry J. Newsome            Chief Financial Officer


/s/  JAMES R. HOBBS, JR.           Principal Accounting             May 14, 1999
-------------------------------    Officer,
        James R. Hobbs, Jr.        Vice President and
                                   Controller

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

  27      Financial Data Schedule of Echelon International Corporation

  99 Echelon International Corporation New Release dated May 14, 1999 regarding 1999 first quarter financial results.