Form 10-Q
period 1999-06-30
ECHELON INTERNATIONAL CORP
filed 1999-08-12
CIK 1023275

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM              TO

                          COMMISSION FILE NO 001-12211

                        ECHELON INTERNATIONAL CORPORATION
           -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                FLORIDA                                     59-2554218
        ------------------------                     ----------------------
        (State of incorporation)                        (I.R.S. Employer
                                                     Identification Number)
    450 CARILLON PARKWAY, SUITE 200
     ST. PETERSBURG, FLORIDA 33716                   TELEPHONE (727) 803-8200
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

         Common stock, par value $.01 per share, 6,715,125 shares, as of August 11, 1999

================================================================================

                                TABLE OF CONTENTS



                                                                                           PAGE
PART I.
     Item 1.  Financial Statements............................................................2
     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................16
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................26

PART II.
     Item 4.  Submission of Matters to a Vote of Security Holders............................27
     Item 5.  Other Information..............................................................27
     Item 6.  Exhibits and Reports on Form 8-K...............................................27

Signatures...................................................................................29


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ECHELON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      1999         1998
                                                                                  -----------  ------------
                                                                                  (UNAUDITED)

                                                                                       (IN MILLIONS, EXCEPT
                                                                                          SHARE AMOUNTS)
                         ASSETS
REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
     Real estate, net (Note 2) .................................................      $  253.4     $  198.8
     Aircraft under operating lease (net of accumulated depreciation of
          $9.7 and $9.5 million, respectively) .................................           2.8          3.0
     Leases and loans receivable, net (Note 3) .................................         178.1        190.4
     Investments in and advances to unconsolidated partnerships (Note 6) .......          20.7         21.8
                                                                                      --------     --------
                                                                                         455.0        414.0
                                                                                      --------     --------
ASSETS HELD FOR SALE ...........................................................           2.2          2.3
                                                                                      --------     --------

CURRENT ASSETS:
     Cash and equivalents (includes restricted deposits of $1.3 million for both
          1999 and 1998, respectively) .........................................          22.7         21.6
     Accounts receivable, net ..................................................           2.4          1.4
     Current portion of leases and loans receivable (Note 3) ...................          45.9         50.3
     Inventories, at cost ......................................................           1.0          1.0
     Other .....................................................................            .8           .8
                                                                                       --------    --------
          Total current assets .................................................          72.8         75.1
                                                                                       --------    --------
OTHER NON-CURRENT ASSETS .......................................................           4.6          2.8
                                                                                       --------    --------

          Total assets .........................................................      $  534.6     $  494.2
                                                                                      ========     ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and other liabilities ....................................      $   16.5     $   11.8
     Fundings for limited partnership investments (Note 6) .....................           2.7          2.9
     Current portion of deferred income taxes ..................................          10.3         10.1
     Current portion of long-term debt (Note 4) ................................          25.1         15.7
                                                                                       --------    --------

          Total current liabilities ............................................          54.6         40.5

LONG-TERM DEBT (Note 4) ........................................................         134.3        106.0
DEFERRED INCOME TAXES ..........................................................         125.2        131.4
OTHER LIABILITIES ..............................................................            .2           .5

COMMITMENTS AND CONTINGENCIES (Note 9)
                                                                                       --------    --------
          Total liabilities ....................................................         314.3        278.4
                                                                                       --------    --------

STOCKHOLDERS' EQUITY (Note 5)
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued         --           --
     Common stock, $.01 par value, 25,000,000 shares authorized, 6,940,960 issued and 6,714,675 outstanding in 1999 and 6,901,718 issued
           and 6,685,780 outstanding in 1998 ...................................            .1           .1
     Additional paid in capital ................................................         283.2        282.2
     Retained deficit ..........................................................         (57.2)       (61.0)
     Treasury stock, at cost (220,464 shares in 1999 and 215,938 shares in 1998)          (4.6)        (4.5)
     Unearned compensation .....................................................          (1.2)        (1.0)
                                                                                      --------     --------

          Total stockholders' equity ...........................................         220.3        215.8
                                                                                      --------     --------

          Total liabilities and stockholders' equity ...........................      $  534.6     $  494.2
                                                                                      ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       2

                        ECHELON INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   THREE MONTHS              SIX MONTHS
                                                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                                                  --------------            --------------

                                                                                1999         1998        1999         1998
                                                                                ----         ----        ----         ----
                                                                                                (UNAUDITED)
                                                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SALES AND REVENUES:
Real estate operations:
    Rental and other operations revenues ...............................     $    8.0     $    5.3     $   15.3     $    9.9
    Sales of development properties and development rights .............          2.4           .4          2.4          3.1
Investments in Financial Assets:
    Earned income on finance and operating leases ......................          1.7          1.3          3.5          2.2
    Interest income ....................................................           .9          1.1          1.8          2.2
    Equity in earnings of unconsolidated partnerships ..................          --            .4          --           2.5
    Equity in losses of limited partnership investments ................          (.6)         (.1)        (1.1)         (.6)
Investment income and net realized gain on sale of investments .........           .4           .7           .7          3.0
                                                                             --------     --------     --------     --------

                                                                                 12.8          9.1         22.6         22.3
                                                                             --------     --------     --------     --------

OPERATING EXPENSES:
Rental and other operations ............................................          4.4          3.3          8.1          6.1
Cost of development properties and development rights sold .............           .5          --            .5          1.6
Depreciation ...........................................................          1.7          1.4          3.3          2.7
Provision for (recovery of) lease, real estate and loan losses .........          --          (1.6)         --          (1.6)
Interest expense on long-term debt, net of amounts capitalized .........          1.9          1.2          3.2          2.6
General and administrative expenses ....................................          2.0          1.7          4.3          4.3
                                                                             --------     --------     --------     --------

                                                                                 10.5          6.0         19.4         15.7
                                                                             --------     --------     --------     --------

INCOME BEFORE INCOME TAXES .............................................          2.3          3.1          3.2          6.6

INCOME TAX EXPENSE (BENEFIT) ...........................................           .6           .2          (.6)          .3
                                                                             --------     --------     --------     --------

NET INCOME .............................................................     $    1.7     $    2.9     $    3.8     $    6.3
                                                                             ========     ========     ========     ========
Basic earnings per common share:
    Net income per common share ........................................     $    .25     $    .43     $    .56     $    .93
                                                                             ========     ========     ========     ========
Diluted earnings per common share:
    Net income per common share ........................................     $    .25     $    .41     $    .56     $    .91
                                                                             ========     ========     ========     ========
 Basic weighted average shares of common stock outstanding .............          6.7          6.8          6.7          6.8
                                                                             ========     ========     ========     ========
Diluted weighted average shares of common stock outstanding ............          6.7          6.9          6.7          6.9
                                                                             ========     ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                        ECHELON INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                                   -----------------
                                                                                                   1999        1998
                                                                                                   ----        ----
                                                                                                    (IN MILLIONS)
                                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
     Net income ...........................................................................      $   3.8     $   6.3
     Adjustment to reconcile net income to cash provided by (used in) operating activities:
         Depreciation and amortization of financing costs .................................          3.3         2.8
         Deferred income taxes ............................................................         (6.0)       (4.6)
         Amortization related to finance leases ...........................................         (1.7)        (.9)
         Provision for (recovery of) lease, loan and real estate losses ...................           --        (1.6)
         Stock-based compensation expense .................................................           .5          .7
         Gain on sale of assets ...........................................................         (1.9)       (3.0)
         Equity in loss (income) of unconsolidated partnerships, net ......................          1.1        (1.9)
         Changes in working capital:
              Accounts payable and other liabilities ......................................          3.5         1.9
              Other working capital changes ...............................................          (.9)         .6
         Other ............................................................................         (1.0)        (.6)
                                                                                                 -------     -------
                                                                                                      .7         (.3)
                                                                                                 -------     -------

INVESTING ACTIVITIES:
     Purchases of marketable securities ...................................................           --        (7.7)
     Proceeds from sales of marketable securities .........................................           --        26.7
     Proceeds from sales and collections of leases and loans receivable ...................         19.9        15.8
     Real estate property additions and other capital expenditures ........................        (58.6)      (40.6)
     Net proceeds from sales of real estate properties and development rights .............          2.4         2.9
     Contributions to unconsolidated partnerships .........................................          (.2)       (5.7)
     Distributions from unconsolidated partnerships .......................................           --         5.6
                                                                                                 -------     -------
                                                                                                   (36.5)       (3.0)
                                                                                                 -------     -------

FINANCING ACTIVITIES:
     Issuance of long-term debt ...........................................................         57.1         9.0
     Repayment of long-term debt ..........................................................        (20.2)       (2.5)
     Issuance of common stock .............................................................           .1          .2
     Purchase of treasury stock ...........................................................          (.1)        (.1)
                                                                                                 -------     -------
                                                                                                    36.9         6.6
                                                                                                 -------     -------
Net increase in cash and equivalents ......................................................          1.1         3.3

BEGINNING CASH AND EQUIVALENTS ............................................................         21.6         7.8
                                                                                                 -------     -------

ENDING CASH AND EQUIVALENTS (INCLUDING RESTRICTED CASH OF
     $1.3 MILLION IN 1999) ................................................................      $  22.7     $  11.1
                                                                                                 =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest, net of amounts capitalized .............................................      $   3.0     $   2.2
                                                                                                 =======     =======
         Income taxes, net of refunds .....................................................      $   4.4     $   4.6
                                                                                                 =======     =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING &
     FINANCING ACTIVITIES:
         Issuance of common stock related to LTIP .........................................      $    .6     $    .4
                                                                                                 =======     =======
         Change in unrealized gain (loss) on available-for-sale securities, net
              of tax of $.6 million in 1998 ...............................................      $    --     $  (1.0)
                                                                                                 =======     =======
         Delayed equity amortization on leveraged leases ..................................      $    .8     $    .8
                                                                                                 =======     =======
         Tax benefit of stock transactions with employees .................................      $    .2     $    --
                                                                                                 =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 ----------------
                                                                                 1999       1998
                                                                                 ----       ----
                                                                                   (IN MILLIONS)
                                                                                    (UNAUDITED)

Net income ................................................................      $  3.8    $  6.3
Other comprehensive income, net of tax:
    Change in unrealized holding gain on available-for-sale securities
        during period .....................................................         --         .1

    Less:  reclassification adjustment for net gains included in net income         --       (1.1)
                                                                                 ------    ------

              Other comprehensive income ..................................         --       (1.0)
                                                                                 ------    ------

Total comprehensive income ................................................      $  3.8    $  5.3
                                                                                 ======    ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results of the second quarter of 1999 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts previously reported in the Form 10-Q for the second quarter of 1998 have been reclassified to conform to the 1999 presentation.


(2)  REAL ESTATE

     The depreciable lives and carrying values of real estate, a significant portion of which is pledged to secure borrowings, are as follows:


                                                            DEPRECIABLE      JUNE 30,        DECEMBER 31,
                                                           LIVES (YEARS)       1999              1998
                                                           -------------     --------        -------------
                                                                            (UNAUDITED)
                                                                           (IN MILLIONS)

Land and land improvements held for development or sale                      $   26.0           $   26.9
                                                                             --------           --------

Real estate under development:
    Commercial Development
        Land and land improvements ....................                           1.0                1.0
        Construction in progress ......................                           8.3               10.5
                                                                             --------           --------
                                                                                  9.3               11.5
                                                                             --------           --------
    Multi-Family Development
        Land and land improvements ....................                          30.4               15.3
        Construction in progress ......................                          38.9               24.8
                                                                             --------           --------
                                                                                 69.3               40.1
                                                                             --------           --------
Income producing:
    Commercial
        Land and land improvements ....................                          16.3               15.3
        Buildings and improvements ....................        5-40             108.9              102.0
        Equipment and other ...........................        3-10               2.2                1.5
                                                                             --------           --------
                                                                                127.4              118.8
                                                                             --------           --------
    Multi-Family
        Land and land improvements ....................                           3.9                1.9
        Buildings and improvements ....................         35               37.6               18.0
        Equipment and other ...........................        3-10               1.5                0.7
                                                                             --------           --------
                                                                                 43.0               20.6
                                                                             --------           --------
    Corporate
        Equipment and other ...........................        3-10               2.3                2.3
                                                                             --------           --------

                                                                                277.3              220.2
Less: accumulated depreciation ........................                          23.9               21.4
                                                                             --------           --------
                                                                             $  253.4           $  198.8
                                                                             ========           ========

     Capitalized interest during the development of specific projects was $2.0 million and $.6 million during the six months ended June 30, 1999 and 1998, respectively.

(3)  LOANS RECEIVABLE

     At June 30, 1999 and December 31, 1998, loans receivable were as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                        --------    ------------
                                                       (UNAUDITED)
                                                              (IN MILLIONS)
     Commercial finance loans receivable......          $   33.1    $      39.0
                                                        ========    ===========

     The Company's commercial finance loans receivable are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft, aircraft engines or spare parts. These loans are further secured, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, third party guaranties. During the six months ended June 30, 1999, the Company received scheduled repayments of $.1 million on these loans and complete repayment on a $5.8 million real estate loan receivable.


(4)  LONG-TERM DEBT

     Long-term debt outstanding at June 30, 1999 and December 31, 1998 is as follows:

                                                      INTEREST    JUNE 30,   DECEMBER 31,
                                                        RATE        1999        1998
                                                      --------  -----------  -------------
                                                                (UNAUDITED)
                                                                      (IN MILLIONS)

Salomon Brothers Realty Corp. ...............         6.45%(a)   $   22.7    $   12.8
Northwestern Mutual Life Insurance Company...         6.98%          54.8        55.4
SouthTrust Bank .............................         --              --         14.9
AmSouth Bank ................................         6.53%(b)       34.8         8.9
Fleet Capital Corporation ...................         5.99%          12.4        12.9
Teacher's Insurance and Annuity Association
    of America ..............................         7.15%          19.3          --
Delayed equity obligation on finance lease...        10.00%          15.4        16.8
                                                                 --------    --------

                                                                    159.4       121.7
Less: current portion of long-term debt .....                        25.1        15.7
                                                                 --------    --------

                                                                 $  134.3    $  106.0
                                                                 ========    ========

(a) Interest rate at June 30, 1999
(b) Weighted-average interest rate at June 30, 1999.

SALOMON BROTHERS REALTY CORP.

     In March 1999, the Company borrowed $10.0 million of the available credit on the $30.0 million Salomon Brothers Realty Corp. loan. The additional $10.0 million is being repaid over the remaining term of the original loan's 25 year amortization period. The entire loan matures in May 2000 with the ability to extend through May 2002.

SOUTHTRUST BANK

     In April 1999, the Company closed on a $19.3 million loan with Teacher's Insurance and Annuity Association of America ("TIAA") for the permanent financing of ECHELON AT BAY ISLE KEY. This loan is part of the TIAA $55.5 million Credit Facility discussed below. The Company paid off the $16.5 million construction loan, which included a $.5 million draw in April 1999, from SouthTrust Bank with the TIAA funding.

AMSOUTH BANK

     In April 1998, the Company closed on an $18.6 million construction loan with AmSouth Bank. The loan is being used to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community in CARILLON PARK, located in the Gateway area of St. Petersburg, Florida. The interest rate is LIBOR plus 1.50% per annum. As of June 30, 1999, Echelon has drawn $15.3 million on this loan. The initial term of the loan is three years, with an option to extend for an additional two years from construction completion. TIAA has committed to provide the permanent financing for this development, under the TIAA $55.5 million Credit Facility discussed below.

     In May 1998, the Company executed a commitment letter with AmSouth Bank for a $50.0 million Advised Guidance Line of Credit ("AmSouth Line"). The proceeds from the AmSouth Line are being used to provide the construction financing for multi-family residential and commercial projects, as approved by AmSouth Bank. Each project financed under the AmSouth Line will be a separate loan. The interest rate for each loan will be the lesser of the prime rate of interest or the LIBOR rate plus a defined number of basis points per annum. The term for each multi-family residential loan is 36 months and for each commercial loan is 30 months. The repayment terms of the loans are interest only, with the entire principal and any accrued interest due at maturity.

     To date, the Company has closed on five loans under the AmSouth Line. The construction projects, the loan amounts and the construction draws as of June 30, 1999 are as follows:


                                                                                                   CONSTRUCTION
                                                                      CONSTRUCTION LOAN             DRAWS AS OF
                              CONSTRUCTION PROJECT                         AMOUNT                  JUNE 30, 1999
                              --------------------                    -----------------            --------------
                                                                                    (IN MILLIONS)
               CASTILLE AT CARILLON.............................             $10.9                     $8.0
               ECHELON AT WOODLAND PARK.........................             $11.3                     $3.9
               ECHELON AT NORTHLAKE.............................             $17.2                     $6.8
               ECHELON AT MISSION RANCH.........................             $14.1                     $ .8
               ECHELON AT MEMORIAL CREEK........................             $14.6                       --


     Since the total loans approved under the AmSouth Line exceed $50.0 million, AmSouth Bank has participated portions of several loans to other financial institutions.

OTHER FINANCING COMMITMENTS

     In May 1998, Echelon executed a commitment letter with TIAA for a $55.5 million Credit Facility ("Credit Facility") at an interest rate of 7.15% per annum. The proceeds of the Credit Facility are to be used for the permanent financing of specific projects. The Credit Facility will be secured by the projects and funding will occur for each project based on specific conditions. Each disbursement will constitute a separate loan, which will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The remaining loans require monthly principal and interest payments based on a 30-year amortization schedule. The Credit Facility defines the loan disbursement expiration dates for each loan, with the ability for the Company to extend any of the expiration dates for 90 days. Under the terms of the commitment, TIAA required the Company to remit a refundable application fee. The Company negotiated to provide stand-by letters of credit in lieu of the application fee, which will be reduced on a pro-rata basis as the loans are funded. As of June 30, 1999, Echelon had certificates of deposit totaling $.8 million securing the stand-by letters of credit.

     As previously discussed, in April 1999 the Company closed on a $19.3 million loan under the Credit Facility for the permanent financing of ECHELON AT BAY ISLE KEY. The loan requires interest only payments for the first 12 months of the term and monthly principal and interest payments thereafter based on a 30-year amortization schedule. Final maturity of the loan is no later than April 2009.

     In January 1999, the Company executed a commitment letter with NationsBank for a $100.0 million Advised Guidance Line of Credit ("NationsBank Line"). The NationsBank Line will provide construction financing for multi-family residential and commercial projects, as approved by NationsBank. Each project financed under the NationsBank Line will be a separate loan and the interest rate for each loan will be negotiated with NationsBank based upon market conditions at the time of funding. The term for each multi-family residential loan is 36 months and for each commercial loan 30 months. The loans are interest only, with the entire principal and any accrued interest due at maturity.

     In February 1999, the Company executed a $19.8 million commitment letter with NationsBank under the NationsBank Line for the construction of ECHELON AT LAKESIDE, a 184-unit multi-family residential community to be developed in Plano, Texas. The interest rate is LIBOR plus 1.85% and the term is 36 months from the date of the loan closing.

     In February 1999, the Company also executed a commitment letter with Wachovia Bank, N.A. for a $21.5 million construction loan for ECHELON AT CHENEY PLACE, a 303-unit multi-family residential community to be developed in downtown Orlando, Florida. The interest rate on the loan is LIBOR plus 1.60% and the term of the loan is 36 months from the date of the loan closing. See further discussion of the development of ECHELON AT CHENEY PLACE included in Note 12, "Subsequent Events".

     In June 1999, the Company executed a commitment letter with First Union National Bank of Florida for a $26.1 million construction loan for ECHELON AT THE BALLPARK, a 384-unit multi-family residential community to be developed in downtown Memphis, Tennessee. The interest rate on the loan is LIBOR plus 1.65% and the term of the loan is 36 months from the date of the loan closing.

FINANCIAL COVENANTS

     The Company's significant financial covenants include minimum net worth and liquidity requirements. At June 30, 1999, Echelon was in compliance with all financial convenants contained in its debt agreements.

(5)  STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1999, the Company issued 30,976 shares of restricted Common Stock under the Echelon International Corporation Long-Term Incentive Plan ("LTIP") in accordance with executive employment agreements. During the first half of 1999, the Company recorded $.6 million of unearned compensation for the issuance of the 30,976 shares of restricted Common Stock and recognized $.4 million of compensation related to the vesting period for all restricted Common Stock. The remaining unearned compensation will be amortized as compensation expense over the vesting period of the restricted Common Stock.

     During the six months ended June 30, 1998, the Company issued 90,181 shares of restricted Common Stock under the LTIP in accordance with executive employment agreements. During the first half of 1998, the Company recorded $1.6 million of unearned compensation and subsequently recognized $.7 of compensation expense in conjunction with the issuance of the restricted Common Stock.

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

     The Company issued 672 shares and 1,274 shares of Common Stock under the Echelon International Corporation Non-Employee Directors' Plan during the six months ended June 30, 1999 and 1998, respectively.

     At the Company's Annual Meeting on May 18, 1999, the Company's stockholders approved the Echelon International Corporation 1999 Non-Employee Directors' Plan ("1999 Non-Employee Directors' Plan"). Under the 1999 Non-Employee Directors' Plan, non-employee directors receive an annual retainer of $10,000 paid quarterly in arrears in the form of Echelon Common Stock and an automatic grant of options to purchase 5,000 shares of Echelon Common Stock upon each annual meeting of the Company's stockholders for which they are a Director. During the three months ended June 30, 1999, the Company issued 573 shares of Common Stock and 20,000 stock options under the 1999 Non-Employee Directors' Plan.

     The Company also issued 7,021 shares and 6,262 shares of Common Stock in conjunction with the Echelon International Corporation Employee Stock Purchase Plan during the six month periods ended June 30, 1999 and 1998, respectively.

     During the first half of 1999 and 1998, the Company repurchased 4,526 shares and 4,419 shares, respectively, of Common Stock, resulting in additional Treasury Stock, at cost, of $.1 million in each of the periods. During the six months ended June 30, 1999, 5821 shares of restricted Common Stock were forfeited by an employee.

     The net income and common shares used to compute basic and diluted earnings per share is presented in the following table:


                                                                THREE MONTHS         SIX MONTHS
                                                               ENDED JUNE 30,      ENDED JUNE 30,
                                                              ---------------      --------------
                                                              1999       1998      1999      1998
                                                              ----       ----      ----      ----
                                                                (Unaudited)            (Unaudited)
                                                            (In millions, except per share amounts)

BASIC
Weighted average number of shares:
    Average common shares outstanding ................          6.7        6.8        6.7        6.8
                                                            =======    =======    =======    =======

Net income used to compute basic earnings per share:
    Net income .......................................      $   1.7    $   2.9    $   3.8    $   6.3
                                                            =======    =======    =======    =======

Basic earnings per common share ......................      $   .25    $   .43    $   .56    $   .93
                                                           ========    =======    =======    =======

DILUTED
Weighted average number of shares:
    Average common shares outstanding ................          6.7        6.8        6.7        6.8
    Dilutive effect for stock options and
       contingently issuable common shares ...........       --             .1     --             .1
                                                            -------    -------    -------    -------

    Weighted average shares ..........................          6.7        6.9        6.7        6.9
                                                            =======    =======    =======    =======

Net income used to compute diluted earnings per share:
    Net income .......................................      $   1.7    $   2.9    $   3.8    $   6.3
                                                            =======    =======    =======    =======

Diluted earnings per common share ....................      $   .25    $   .41    $   .56    $   .91
                                                            =======    =======    =======    =======


(6)  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

     As of July 31, 1998, a joint venture in which the Company had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. Presented below is summarized financial information for this joint venture for the six months ended June 30, 1998. Amounts reflect 100% of the joint venture's results of operations through June 30, 1998.

                                                                SIX MONTHS ENDED
                                                                  JUNE 30, 1998
                                                                ----------------
                                                                   (UNAUDITED)

                                                                  (IN MILLIONS)

      REVENUES AND EXPENSES

      Revenues..........................................                $5.1

      Expenses..........................................                  .1
                                                                        ----

      Combined net earnings of joint venture............                $5.0
                                                                        ====

      Company's equity in net earnings of joint venture.                $2.5
                                                                        ====

     The joint venture's revenues for the six months ended June 30, 1998 included a $3.2 million gain on the sale of two aircraft engines.

     The Company also has investments in affordable housing limited partnerships, which range between a total gross ownership percentage of 7.1% to 11.6% as of both June 30, 1999 and 1998, respectively. The Company accounts for these investments under the equity method of accounting. Echelon recorded pre-tax losses of $1.1 million and $.6 million on these investments for the six month periods ended June 30, 1999 and 1998, respectively.

     During 1996 and 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to affordable housing limited partnerships. Echelon has funded $23.1 million of these commitments as of June 30, 1999. The total initial investment commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated balance sheets as of both June 30, 1999 and December 31, 1998, respectively. The remaining commitments to be funded by December 31, 1999 total $2.7 million as of June 30, 1999.


(7)  RELATED PARTY TRANSACTIONS

     In April 1998, the Board of Directors approved an interest-free loan program to assist the Company's Executive Officers in meeting tax liabilities associated with the lapse of restrictions on Echelon's restricted Common Stock. During the six months ended June 30, 1999, the Company funded $.7 million to four Executive Officers in conjunction with this loan program. These transactions resulted in $.1 million of compensation expense to the Company.


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

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and at June 30, 1999 had remaining commitments of $35.3 million with construction contractors.

     As of June 30, 1999, Echelon had four contracts, subject to the Company's final due diligence, to acquire land or execute a joint venture agreement, for the development of more than 850 multi-family residential units. No assurance can be given that Echelon will acquire this land or develop these multi-family residential communities.

     Through two previous partnerships, the Company remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnerships. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interests discontinue their residency. If the current owners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, the Company could be liable for an additional $24.0 million as of December 31, 1998. The Company considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt this standard as of January 1, 2001 and based on current circumstances does not believe the application of the new rules will have a material impact on the Company's results of operations or its financial condition.

(11) OPERATING SEGMENTS

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

     The Company has three principal operating segments. These segments are 1) Commercial Real Estate, 2) Multi-Family Residential Real Estate and 3) Investments in Financial Assets. Commercial Real Estate includes the operation and development of office and industrial properties, land sales, marina operations and real estate brokerage services. Multi-family Residential Real Estate includes the development, ownership and operation of multi-family residential communities. Investments in Financial Assets include leveraged leases, direct finance leases, an operating lease, investments in afforadable housing limited partnerships and commercial finance loans. The Financial Assets segment is primarily invested in the airline industry.

     Segment information for the three and six month periods ended June 30, 1999 and 1998 is summarized below. Revenues received from Florida Progress Corporation and subsidiaries accounted for 16% and 13% of the Company's revenues for the three and six month periods ended June 30, 1999. Revenues received from Florida Progress Corporation and subsidiaries for both the three and six months ended June 30, 1998 accounted for 5% of the Company's revenues, respectively.


                                                 THREE MONTHS           SIX MONTHS
                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                --------------        --------------
                                                1999       1998       1999       1998
                                                ----       ----       ----       ----
                                                            (UNAUDITED)
                                                           (IN MILLIONS)
Sales and revenues: (1)
    Commercial real estate .............      $   9.2    $   5.6    $  15.7    $  12.9
    Multi-family residential real estate          1.2         .1        2.0         .1
    Investments in financial assets ....          2.0        2.7        4.2        6.3
                                              -------    -------    -------    -------

                                                 12.4        8.4       21.9       19.3
       Non-segment .....................           .4         .7         .7        3.0
                                              -------    -------    -------    -------

                                              $  12.8    $   9.1    $  22.6    $  22.3
                                              =======    =======    =======    =======


                                                  THREE MONTHS           SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                                 --------------        ---------------
                                                 1999      1998        1999       1998
                                                             (UNAUDITED)

                                                            (IN MILLIONS)

Operating expenses: (2)
    Commercial real estate .............      $   6.0    $   4.6     $  11.0     $  10.6
    Multi-family residential real estate          1.5         .2         2.5          .2
    Investments in financial assets ....           .9        (.5)        1.6          .5
                                              -------    -------     -------     -------
                                                  8.4        4.3        15.1        11.3
       Non-segment .....................          2.1        1.7         4.3         4.4
                                              -------    -------     -------     -------
                                              $  10.5    $   6.0     $  19.4     $  15.7
                                              =======    =======     =======     =======

Interest expense, net: (2)
    Commercial real estate .............      $    .7    $    .6     $   1.2     $   1.3
    Multi-family residential real estate           .4         --          .6          --
    Investments in financial assets ....           .8         .6         1.4         1.3
                                              -------    -------     -------     -------
                                                  1.9        1.2         3.2         2.6
       Non-segment .....................           --         --          --          --
                                              -------    -------     -------     -------

                                              $   1.9    $   1.2     $   3.2     $   2.6
                                              =======    =======     =======     =======

Depreciation expense: (2)
    Commercial real estate .............      $   1.1    $   1.0     $   2.3     $   1.9
    Multi-family residential real estate           .3         --          .5          --
    Investments in financial assets ....           .1         .3          .2          .6
                                              -------    -------     -------     -------

                                                  1.5        1.3         3.0         2.5
       Non-segment .....................           .2         .1          .3          .2
                                              -------    -------     -------     -------

                                              $   1.7    $   1.4     $   3.3     $   2.7
                                              =======    =======     =======     =======



Income tax expense (benefit) ...........      $    .6    $    .2     $   (.6)    $    .3
                                              =======    =======     =======     =======

Consolidated net income ................      $   1.7    $   2.9     $   3.8     $   6.3
                                              =======    =======     =======     =======

Capital expenditures:
    Commercial real estate .............      $   4.7    $  12.4     $   6.6     $  19.8
    Multi-family residential real estate         28.3       13.7        52.0        19.8
                                              -------    -------     -------     -------

                                                 33.0       26.1        58.6        39.6
       Non-segment .....................       --             .5      --             1.0
                                              -------    -------     -------     -------

                                              $  33.0    $  26.6     $  58.6     $  40.6
                                              =======    =======     =======     =======

                                       14

                                                  AS OF JUNE 30,
                                                 ----------------
                                                 1999        1998
                                                 ----        ----
                                                   (UNAUDITED)

                                                  (IN MILLIONS)

Assets: (3)
    Commercial real estate .............      $  141.6      $148.1
    Multi-family residential real estate         120.7        32.0
    Investments in financial assets ....         248.2       289.5
                                              --------      ------

                                                 510.5       469.6
       Non-segment .....................          24.1        24.6
                                              --------      ------

                                              $  534.6      $494.2
                                              --------      ------
------------------
(1) Non-segment sales and revenues to reconcile to total revenue are comprised of investment income and net realized gain on sale of investments.
(2) Non-segment operating expenses to reconcile to total operating expenses are comprised of corporate general and administrative expenses and corporate depreciation.
(3) Non-segment assets to reconcile to total assets are comprised of all cash and cash equivalents and corporate equipment, furniture and fixtures.

(12) SUBSEQUENT EVENTS

     In July 1999, Fannie Mae's American Communities Fund agreed to invest with Echelon in the development of ECHELON AT CHENEY PLACE, a 303-unit multi-family residential community to be developed in downtown Orlando, Florida. The Company will account for its investment in the development of ECHELON AT CHENEY PLACE under the equity method. Concurrent with the execution of the agreement with Fannie Mae's American Communities Fund, the Company and Fannie Mae's American Communities Fund executed an agreement with Wachovia Bank, N.A. for a $21.5 million construction loan to fund the development of ECHELON AT CHENEY PLACE. The construction of ECHELON AT CHENEY PLACE began in late July 1999.

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

     The Company's operations for the six months ended June 30, 1999 include the following transactions related to the Company's ongoing multi-family residential and commercial development activities:

     MULTI-FAMILY RESIDENTIAL DEVELOPMENT

     Construction of ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community located in the Gateway area of St. Petersburg, Florida, was 98% leased as of June 30, 1999. ECHELON AT BAY ISLE KEY was named the "1998 Apartment Community of the Year" by the Bay Area Apartment Association, which covers the Tampa, St. Petersburg and Clearwater area.

     Construction of the clubhouse and 14 of 22 total buildings for ECHELON AT THE RESERVE was completed during the first half of 1999. ECHELON AT THE RESERVE is a 314-unit multi-family residential community located in CARILLON PARK. Leasing is in process and to date, over 200 units have been leased, representing over 66% of the total units. Construction is scheduled for completion in the last quarter of 1999.

     Construction of the clubhouse for ECHELON AT WOODLAND PARK was completed during June 1999. ECHELON AT WOODLAND PARK is a 232-unit multi-family residential community located in Tulsa, Oklahoma. Leasing has just begun with 25 leases signed and construction is scheduled for completion in the first quarter of 2000.

     Construction of the clubhouse for ECHELON AT NORTHLAKE is scheduled to be completed during August 1999. ECHELON AT NORTHLAKE is a 256-unit multi-family residential community located in Atlanta, Georgia. Construction is scheduled for completion in the first quarter of 2000.

     Construction is continuing for ECHELON AT MISSION RANCH, a 295-unit multi-family residential community located in Mesquite, Texas (near Dallas) and ECHELON AT MEMORIAL CREEK, a 292-unit multi-family residential community located in Tulsa, Oklahoma. Both clubhouses are scheduled to open in October 1999.

     In addition to the multi-family residential communities above, there are an additional seven multi-family residential communities currently under development and/or construction:


     - ECHELON AT CHENEY PLACE - a 303-unit multi-family residential community located in downtown Orlando, Florida,
     - ECHELON AT THE BALLPARK - a 384-unit multi-family residential community located in downtown Memphis, Tennessee,
     - ECHELON AT BRIARGATE - a 395-unit multi-family residential community located in Colorado Springs, Colorado,
     - ECHELON AT TWENTY MILE VILLAGE - a 325-unit multi-family residential community located in Parker, Colorado (near Denver),
     - ECHELON AT WATTERS CREEK - a 200-unit multi-family residential community located in Allen, Texas (near Dallas),
     - ECHELON AT KELLER TOWN CENTER - a 276-unit multi-family residential community located in Keller, Texas (near Dallas) and
     - ECHELON AT MID-TOWN - a 297-unit multi-family residential community located in downtown Memphis, Tennessee.

     COMMERCIAL DEVELOPMENT

     Construction was completed in late June 1999 on CASTILLE AT CARILLON, two class A buildings totaling 103,900 square feet located in CARILLON PARK. As of mid-August 1999, CASTILLE AT CARILLON is 72% leased with Echelon occupying approximately 20,000 square feet as its corporate headquarters and leasing approximately 55,000 square feet to third parties. Echelon has also executed letters of intent for approximately 24,000 additional square feet.

     In June 1999, the Company recorded revenue of $2.4 million for the sale of development rights in CARILLON PARK to an existing land owner. Echelon intends to develop a portion of the unsold CARILLON PARK land for its own account and market the remaining land to third parties.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

     Net income for the three months ended June 30, 1999 was $1.7 million or $.25 basic and diluted earnings per share compared to net income of $2.9 million or $.43 basic and $.41 diluted earnings per share, respectively, for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $3.8 million or $.56 basic and diluted earnings per share. This compares to net income of $6.3 million or $.93 basic and $.91 diluted earnings per share, respectively, for the six months ended June 30, 1998.

SALES AND REVENUES

     COMMERCIAL REAL ESTATE

     Commercial real estate sales and revenues for the three and six months ended June 30, 1999 increased $3.6 million and $2.8 million compared to the same periods in 1998 primarily due to:

o A $2.0 million increase in revenues from the the sales of development properties and development rights during the three months ended June 30, 1999 resulting from $2.4 million in revenues from the sale of development rights in CARILLON PARK during the second quarter of 1999 compared to $.4 million in revenues from the sale of development rights in CARILLON PARK in the same period of 1998.

     A $.7 million decrease in revenues from the sales of development properties and development rights for the six months ended June 30, 1999 as the 1998 first quarter revenues include revenues of $2.7 million from the sale of land in CARILLON PARK.

o A $1.5 million and $2.9 million increase in rental revenues for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998 resulting from an overall increase in occupancy and rental rates for the Company's commercial properties, the 100% occupancy of the commercial properties completed during the second quarter of 1998, BAYBORO STATION and CENTRAL STATION, the completion of THE NEW MCNULTY in December 1998 and the construction completion of CASTILLE AT CARILLON in late June 1999.

o A $.1 million and $.6 million increase in revenues from real estate brokerage services and other commercial real estate operations for the three and six month periods ended June 30, 1999 compared to the same periods in 1998.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE

o Multi-family residential real estate revenues of $1.2 million and $2.0 million for the three and six months ended June 30, 1999 resulted from the leasing of ECHELON AT BAY ISLE KEY, which opened in late April 1998, and the initial leasing of ECHELON AT THE RESERVE, which completed the construction of the clubhouse and 14 of 22 total buildings during the first half of 1999.

     INVESTMENTS IN FINANCIAL ASSETS

     Investments in financial assets sales and revenues for the three and six month periods ended June 30, 1999 decreased $.7 million and $2.1 million, respectively, compared to the same periods in 1998 primarily due to:

     o A decrease in equity in earnings of unconsolidated partnerships of $.4 million and $2.5 million for the three and six months ended June 30, 1999, respectively, compared to 1998 due to the July 31, 1998 dissolution of the joint venture partnership in which Echelon had a 50% interest.

     o A decrease of $.2 million and $.4 million in interest income for the three and six months ended June 30, 1999 compared to the same periods in 1998 as a result of the sales and payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital to real estate development and acquisition.

     o Earned income on finance and operating leases increased $.4 million and $1.3 million for the three and six months ended June 30, 1999 compared to the same periods in 1998 primarily as a result of a $.4 million and $.8 million increase in lease revenues for the three and six months ended June 30, 1999, respectively, recorded from the direct finance lease of an aircraft leased to Continental Airlines that the Company received from the July 31, 1998 dissolution of the joint venture, in which Echelon was a 50% partner. For the three and six month periods ended June 30, 1998, the income from the joint venture was reported in the "Equity in earnings of unconsolidated partnerships" income statement line item. The Company also recorded an additional $.3 million of revenues in the first half of 1999 related to the restructure in the fourth quarter of 1998 of a direct finance lease for an aircraft leased to Southwest Airlines and a $.2 million increase in revenues from the Company's leveraged lease portfolio for the six months ended June 30, 1999.

     o Equity in losses of limited partnership investments increased $.5 million for both the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Equity in losses of limited partnership investments reduced revenues for the three and six months ended June 30, 1999 by $.6 million and $1.1 million, respectively, as compared to the same periods of 1998. The equity in losses of limited partnership investments resulted from the Company recording its share of pre-tax losses from affordable housing limited partnerships in each of the periods. The Company recorded $1.7 million and $1.3 million in related income tax credits for the six months ended June 30, 1999 and 1998, respectively, as a reduction of income tax expense.

          As part of Echelon's strategy to focus on real estate development, Echelon has investments in affordable housing limited partnerships entitled to the benefits of housing tax credits. The Company's overall return on these investments includes recording pre-tax losses on this type of investment. The tax benefits resulting from such losses and the realization of the housing tax credits are the primary sources of value from this type of investment.

     NON-SEGMENT

o The Company's non-segment sales and revenues are comprised of investment income and net realized gain on sale of investments, which decreased $.3 million and $2.3 million for the three and six months ended June 30, 1999 compared to the same periods of 1998 as a result of the Company's conversion of the marketable securities portfolio to cash and short-term cash investments during the fourth quarter of 1998.

OPERATING EXPENSES

     COMMERCIAL REAL ESTATE

     Commercial real estate operating expenses for the three and six months ended June 30, 1999 increased $1.4 million and $.4 million compared to the same periods in 1998 primarily due to:

     o An increase in rental and other operations expenses in the three and six month periods ended June 30, 1999 of $1.7 million and $1.2 million over the same periods of 1998 primarily due to the completion and 100% occupancy of BAYBORO STATION and CENTRAL STATION in the second quarter of 1998, the completion of THE NEW MCNULTY in December 1998, the construction completion of CASTILLE AT CARILLON in late June 1999 and increased occupancy in the Company's other commercial properties in 1999 as compared to 1998, as previously discussed.

     o An increase in depreciation expense of $.1 million and $.4 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of the completion of the construction and tenant improvements of two commercial properties, BAYBORO STATION and CENTRAL STATION, in the second quarter of 1998 and the completion of THE NEW MCNULTY in December 1998.

          These increases were offset by:

     o A decrease in the cost of development properties and development rights sold of $.5 million and $1.1 million for the three and six months ended June 30, 1999 compared to the same periods in 1998 due to a decrease in sales of CARILLON PARK land and development rights, as discussed previously.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE

o Multi-family residential real estate operating expenses of $1.5 million and $2.5 million for the three and six months ended June 30, 1999, respectively, resulted from the opening of the first multi-family residential community, ECHELON AT BAY ISLE KEY, in late April 1998, and the completion of the clubhouse and 14 of a total 22 buildings, of ECHELON AT THE RESERVE during the first half of 1999, as discussed above. The $2.5 million of operating expenses incurred during the first half of 1999 is comprised of $.5 million of depreciation expense, $.6 million of interest expense and $1.4 million of real estate operating expenses.

         INVESTMENTS IN FINANCIAL ASSETS

         Expenses related to investments in financial assets for the three and six months ended June 30, 1999 increased $1.4 million and $1.1 million, respectively, compared to the same periods in 1998 primarily due to:

     o A reversal of a $1.6 million allowance for loan losses in the first half of 1998 as a result of the complete repayment of a loan, for which the Company had previously recorded an allowance for loan losses.

     o A decrease in depreciation expense of $.2 million and $.4 million during the three and six months ended June 30, 1999, respectively, compared to the same periods of 1998 as a result of increasing the estimated depreciable life of a leased aircraft due to the extension of an operating lease from an original maturity of December 31, 1998 to October 31, 2000.

     o An increase in interest expense, net of amounts capitalized, of $.2 million and $.1 million for the three and six months ended June 30, 1999, compared to the same periods of 1998 as a result of an overall increase in debt due to a loan executed in November 1998, which is secured by a direct finance lease.

     NON-SEGMENT

o Non-segment operating expenses to reconcile to total operating expenses are comprised primarily of corporate general and administrative expenses and corporate depreciation.

     The non-segment operating expenses increased $.4 million and decreased $.1 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998.

     The increase in non-segment operating expenses for the second quarter of 1999 compared to the second quarter of 1998 is due to the second quarter 1999 operating expenses including 3 months of the annual accrual for management incentive and long-term incentive compensation as compared to the second quarter of 1998, which included no management incentive and long-term incentive compensation accrual. In 1998, the full year accrual for management incentive and long-term incentive compensation was recorded in the first quarter of the year as a result of the Company achieving the 1998 annual goals in the first quarter.

     The decrease in non-segment operating expenses for the first half of 1999 is primarily as a result of capitalizing development overhead costs related to the Company's increased level of construction and development of multi-family residential and commercial projects. During the formation of the Company's development pipeline, certain costs were appropriately expensed rather than capitalized. As specific development projects are approved and construction begins, costs related to these projects have been, and will continue to be, capitalized.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been, and are expected to continue to be, impacted by the Company's strategic plan referenced herein. The Company's sources of liquidity and capital resources have been primarily from the maturity and collection of Echelon's lease and loan portfolio, proceeds from the sale of certain non-strategic assets and, with respect to the Echelon's real estate development, from project-based and other financings. The planned development of multi-family residential and commercial real estate will require additional access to external financing. The timing and amount of external financing requirements will, in part, be dependent upon the timing of collections from real estate loans and asset sales.

     Echelon expects to obtain sufficient capital from its operations, asset sales, loan collections, project-based and other financings, and the capital markets to execute its strategic plan. However, no assurance can be given that such capital will be available at the time or in amounts necessary to execute the Company's strategic plan.

     At the Distribution Date, Echelon and Florida Progress entered into a distribution agreement, which requires Echelon to maintain a liquidity level of at least $17.0 million throughout 1999.

     CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Cash flow provided by operating activities was $.7 million for the six months ended June 30, 1999. The primary source of cash was the result of an increase in accounts payable and other liabilities of $3.5 million. The primary use of cash largely related to previously deferred tax liabilities becoming due and payable as a result of collections of lease payments. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees, which are included in cash flows from investing activities. Net cash flow from future operations is generally expected to be reinvested in the Real Estate Business.

     CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Echelon's net cash flow used in investing activities for the first half of 1999 was $36.5 million. The cash flow reflected the $19.9 million in proceeds received from the collection of leases and loans, including the $5.8 million payoff of the real estate loan receivable from Vine Street Partnership. In June 1999, the Company also received $2.4 million for the sale of development rights in CARILLON PARK. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to continue to be a net use of funds as Echelon continues to build the Real Estate Business.

     Real estate property additions and other capital expenditures were $58.6 million for the six months ended June 30, 1999. The Company's $52.0 million of multi-family capital expenditures for the six months ended June 30, 1999 were for the ongoing construction of multi-family residential communities and land purchases for the development of additional multi-family residential projects. The Company's commercial capital expenditures were $6.6 million for the six months ended June 30, 1999 and were primarily for the completion of the construction and ongoing tenant improvements of CASTILLE AT CARILLON and tenant improvements for other commercial properties.

     For the remainder of 1999, capital expenditures for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $30.0 million to $80.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash.

     During the six months ended June 30, 1999, contributions to unconsolidated partnerships were $.2 million. The remaining contributions to be funded by December 31, 1999 total $2.7 million as of June 30, 1999.

     CASH FLOW FROM FINANCING ACTIVITIES

     During the six months ended June 30, 1999, the Company's primary source of cash flow from financing activities was $57.1 million in proceeds from debt financings, including TIAA's $19.3 million permanent financing for ECHELON AT BAY ISLE KEY. The proceeds were used to fund the construction of the Company's multi-family residential communities and commercial projects. The Company also made scheduled loan repayments on the Company's outstanding debt of $20.2 million during the first half of 1999, which included the $16.5 million payoff of the construction loan with SouthTrust Bank for ECHELON AT BAY ISLE KEY.

     The Company is currently involved in the construction of several commercial projects and multi-family residential communities and at June 30, 1999, had remaining commitments of $35.3 million with construction contractors.

     As of June 30, 1999, Echelon had four contracts, subject to the Company's final due diligence, to acquire land or execute a joint venture agreement, for the development of more than 850 multi-family-residential units. No assurance can be given that Echelon will acquire this land or develop the multi-family residential communities.

     During the six months ended June 30, 1999, the Company issued 7,021 shares of Common Stock under the 1996 Echelon Employee Stock Purchase Plan, resulting in additional paid in capital of $.1 million. The Company also purchased 4,526 shares of Common Stock, resulting in additional Treasury Stock of $.1 million.

     OFF-BALANCE SHEET RISK

     Through two previous partnerships, Echelon remains contingently liable for first mortgage bonds issued to residents of the life care communities owned by such partnerships. The contingent liability reduces over time as those who were residents at the time of the sale of Echelon's partnership interests discontinue their residency. If the current owners were to fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, Echelon could be liable for an additional $24.0 million as of December 31, 1998. Echelon considers the incurrence of this liability to be remote based on asset values and the indemnification agreement from the current owners to Echelon.

     IMPACT OF INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income or net income during any of the Company's three most recent fiscal years. Due to the current economic climate, the Company does not expect that inflation will have a materially adverse effect on its business or financial condition. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be impacted as well as the lease rates the Company charges on both commercial and multi-family residential real properties.

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

     During 1998 and 1997 the Company incurred total costs of $.3 million for the acquisition and implementation of a property management and general ledger software that is Year 2000 compliant. These costs were recorded in accordance with Echelon's accounting policies. The Company has incurred costs of less than $.1 million during the first half of 1999 and estimates an additional $.2 million to be incurred for Year 2000-related projects during the remainder of the year ending December 31, 1999.

     Echelon is currently Year 2000 compliant with some systems and expects to be complaint with all other systems no later than the third quarter of 1999. Costs related to the maintenance and/or modifications of Echelon's software systems have been and will continue to be expensed as incurred. Echelon does not anticipate the costs related to Year 2000 to have a material impact on its results of operations. While the Company currently expects that the Year 2000 issues will not pose significant operational problems, delays in the modification of software systems or failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. The Company's contingency plan for addressing the Year 2000 issue includes the utilization of manual operation systems.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt this standard as of January 1, 2001 and based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's results of operations or its financial condition.

STRATEGIC PLAN

     A complete discussion of Echelon's Strategic Plan is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     As previously disclosed, the Company's success to date is not a forecast of 1999 results. Specifically, financial results from 1998 and 1997 are not indicators of projected 1999 net income. Redirecting capital into the Company's real estate pipeline will lower net income for 1999, as is typical of the early stages of real estate development.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein regarding other than historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1955 and are intended to be covered by the Safe Habor created thereby. Such statements, including those concerning Echelon's expected sources and uses of funds and capital expenditures and its business strategy including its plans to gradually withdraw from the aircraft and real estate lending business and focus on its core real estate operations, involve risks and uncertainties.

     Echelon wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-Q, where the Company expresses an expectation or belief as to future events, such expectation or belief is expressed in good faith and it is believed to have a reasonable basis. However, such forward-looking statements are subject to risk, uncertainties and other factors, which could cause actual results to differ materially from future results express or implied by such forward-looking statements. Important factors that could cause actual strategies and the timing and expected results thereof to differ materially from such forward-looking statements ("cautionary statements"), include, but are not limited to those factors identified under "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                     PART II
                                OTHER INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its long-term debt used to fund capital expenditures for the expansion of the Company's real estate portfolio. The Company also has real estate loans receivable that bear interest at a floating rate based on the prime rate plus a defined number of basis points. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow. The Company's construction financing is at variable rates of interest and all permanent and corporate financings are at fixed rates of interest. To date, the Company has not entered into any derivative or interest rate hedge transactions.

         The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair value and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.



                                                  AS OF JUNE 30, 1999
                                                  -------------------

                                        REMAINDER
                                           OF                                                                        FAIR
                                          1999      2000      2001      2002      2003      THEREAFTER     TOTAL     VALUE
                                          ----      ----      ----      ----      ----      ----------     -----     -----
Fixed rate debt                           $  1.6    $  6.8    $  3.3    $ 4.4     $  4.9      $ 80.9     $101.9      $101.9
                                           =====     =====     =====     ====      =====       =====      =====      ======
Weighted average interest rate
  at June 30, 1999               7.35%
                                 ====

Variable rate LIBOR debt                  $ 14.8    $  5.8    $  2.1    $  --     $  --       $ 34.8     $  57.5     $ 57.5
                                           =====     =====     =====     ====      ====        =====      ======     ======

Weighted average interest rate
  at June 30, 1999               6.50%
                                 ====

Variable rate prime loans
   receivable                             $ 28.5    $  --     $  4.5    $  --     $  --       $   --     $  33.0     $ 33.0
                                           =====     ====      =====     ====      ====        =====      ======     ======

Weighted average interest rate
  at June 30, 1999               9.39%
                                 ====


         As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider those exposures or positions, which could arise after that date. In addition, the Company's variable interest construction financing is included in the "thereafter" column based on the fact that the Company has secured permanent financing commitment for some of these debt instruments as of June 30, 1999. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Echelon International Corporation was held on May 18, 1999. There were 6,681,254 shares of Common Stock entitled to vote. The following matters were voted upon at the meeting:

         1) Election of Directors

            Class III - Terms expiring 2002

                                               VOTES FOR           VOTES AGAINST
                                               ---------           -------------
              Darryl A. LeClair...........     4,777,158              69,348
              W. Michael Doramus..........     4,777,568              68,938

         2) Ratification of appointment of KPMG LLP as the Company's independent certified public accountants for fiscal year 1999:


              Votes for.......................................     4,808,002
              Votes against...................................        14,136
              Abstentions.....................................        24,368

         3) Proposal to approve the Echelon International Corporation 1999 Non-Employee Directors' Stock Plan

              Votes for.......................................     4,545,917
              Votes against...................................       202,650
              Abstentions.....................................        97,939

     See the Echelon International 1999 Non-Employee Directors' Stock Plan filed herein as Exhibit 22.

ITEM 5.  OTHER INFORMATION.

         Echelon International Corporation issued a news release dated August 11, 1999, announcing 1999 second quarter financial results. A copy of the news release is being filed as Exhibit 99.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits:

     EXHIBIT NO.                            DESCRIPTION
     -----------                            -----------

         22 Echelon International Corporation 1999 Non-Employee Directors' Stock Plan
         27                Financial Data Schedule of Echelon International
                           Corporation
         99 Echelon International Corporation New Release dated August 11, 1999 regarding 1999 second quarter financial results.

         (b)   Reports on Form 8-K:

               On July 1, 1999, Echelon International Corporation filed the following report on Form 8-K:

               Form 8-K dated June 30, 1999, reporting under Item 5 "Other Events", included information provided in an information packet mailed to the investment community on or about June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       ECHELON INTERNATIONAL CORPORATION
                                       Registrant


     NAME AND SIGNATURE             TITLE                               DATE
     ------------------             -----                               ----

/s/ LARRY J. NEWSOME
-----------------------------
    Larry J. Newsome           Principal Financial Officer,      August 12, 1999
Principal Financial Officer    Senior Vice President and
                               Chief Financial Officer


/s/ JAMES R. HOBBS, JR.
-----------------------------
   James R. Hobbs, Jr.         Principal Accounting Officer,     August 12, 1999
Principal Accounting Officer   Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
   22            Echelon International Corporation 1999 Non-Employee Directors'
                 Stock Plan
   27            Financial Data Schedule of Echelon International Corporation
   99            Echelon International Corporation New Release dated August 11,
                 1999 regarding 1999 second quarter financial results.