Form 10-Q
period 1999-09-30
ECHELON INTERNATIONAL CORP
filed 1999-11-15
CIK 1023275

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

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM________ TO__________

                            COMMISSION FILE NO 001-12211


                        ECHELON INTERNATIONAL CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                     59-2554218
          ----------------------                           ---------------
         (State of incorporation)                         (I.R.S. Employer
                                                        Identification Number)

     450 CARILLON PARKWAY, SUITE 200
      ST. PETERSBURG, FLORIDA 33716                 TELEPHONE (727) 803-8200
  --------------------------------------          -----------------------------
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

    Common stock, par value $.01 per share, 6,719,723 shares, as of November 10, 1999

===============================================================================

                                 TABLE OF CONTENTS

                                                                                 PAGE

PART I.
   Item 1.     Financial Statements................................................2
   Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................17
   Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........28

PART II.

   Item 4.     Submission of Matters to a Vote of Security Holders................29
   Item 5.     Other Information..................................................29
   Item 6.     Exhibits and Reports on Form 8-K...................................29

Signatures........................................................................30

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ECHELON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1999           1998
                                                                            -------------  ------------
                                                                             (UNAUDITED)
                                                                                (IN MILLIONS, EXCEPT
                                                                                   SHARE AMOUNTS)
                                       ASSETS

REAL ESTATE, LEASES, LOANS & OTHER INVESTMENTS:
   Real estate, net (Note 2) ...........................................       $  276.7      $  198.8
   Aircraft under operating lease (net of accumulated depreciation
      of $9.9 and $9.5 million, respectively) ..........................            2.6           3.0
   Leases and loans receivable, net (Note 3) ...........................          177.3         190.4
   Investments in and advances to unconsolidated partnerships
      (Notes 4 and 5) ..................................................           20.9          21.8
                                                                               --------      --------
                                                                                  477.5         414.0
                                                                               --------      --------
ASSETS HELD FOR SALE ...................................................            2.2           2.3
                                                                               --------      --------

CURRENT ASSETS:
   Cash and equivalents (includes restricted deposits of $3.1 million
      in 1999 and $1.3 in 1998) ........................................           24.0          21.6
   Accounts receivable, net ............................................            2.8           1.4
   Current portion of leases and loans receivable (Note 3) .............           46.0          50.3
   Inventories, at cost ................................................            1.1           1.0
       Other ...........................................................            1.6            .8
                                                                               --------      --------

       Total current assets ............................................           75.5          75.1
                                                                               --------      --------

OTHER NON-CURRENT ASSETS ...............................................            4.9           2.8
                                                                               --------      --------

       Total assets ....................................................       $  560.1      $  494.2
                                                                               ========      ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other liabilities ..............................       $   19.2      $   11.8
   Fundings for limited partnership investments (Note 4) ...............            2.7           2.9
   Current portion of deferred income taxes ............................           10.2          10.1
   Current portion of long-term debt (Note 6) ..........................           27.2          15.7
                                                                               --------      --------

       Total current liabilities .......................................           59.3          40.5

LONG-TERM DEBT (Note 6) ................................................          152.0         106.0
DEFERRED INCOME TAXES ..................................................          124.9         131.4
OTHER LIABILITIES ......................................................             .2            .5

COMMITMENTS AND CONTINGENCIES (Note 10) ................................             --           --
                                                                               --------      --------
       Total liabilities ...............................................          336.4         278.4
                                                                               --------      --------
MINORITY INTEREST (Note 5) .............................................            2.6           --
                                                                               --------      --------
STOCKHOLDERS' EQUITY (Note 7)
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued ......................................................             --           --
   Common stock, $.01 par value, 25,000,000 shares authorized, 6,946,008 issued and 6,719,723 outstanding in 1999 and 6,901,718 issued
      and 6,685,780 outstanding in 1998 ................................             .1            .1
   Additional paid in capital ..........................................          283.2         282.2
   Retained deficit ....................................................          (56.7)        (61.0)
   Treasury stock, at cost (220,464 shares in 1999 and 215,938
      shares in 1998) ..................................................           (4.6)         (4.5)
   Unearned compensation ...............................................            (.9)         (1.0)
                                                                               --------      --------

       Total stockholders' equity ......................................          221.1         215.8
                                                                               --------      --------

       Total liabilities and stockholders' equity ......................       $  560.1      $  494.2
                                                                               ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ECHELON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS               NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                                --------------------      --------------------
                                                                                  1999         1998         1999         1998
                                                                                -------      -------      -------      -------

                                                                                                 (UNAUDITED)

                                                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SALES AND REVENUES:

Real estate operations:
   Rental and other operations revenues .................................       $   8.5      $   6.5      $  23.8      $  16.4
   Sales of development properties and development rights ...............           1.6           --          4.0          3.1
Investments in financial assets:
   Earned income on finance and operating leases ........................           1.8          2.2          5.3          4.4
   Interest income ......................................................            .9          1.0          2.7          3.2
   Equity in earnings of unconsolidated partnerships ....................            --           .2           --          2.7
   Equity in losses of limited partnership investments ..................          (1.0)        (1.1)        (2.1)        (1.7)
Investment income and net realized gain on sale of investments ..........            .2           .5           .9          3.5
                                                                                -------      -------      -------      -------
                                                                                   12.0          9.3         34.6         31.6
                                                                                -------      -------      -------      -------
OPERATING EXPENSES:

Rental and other operations .............................................           4.1          4.3         12.2          9.6
Cost of development properties and development rights sold ..............           1.0           --          1.5          1.6
Depreciation ............................................................           1.8          1.7          5.1          4.4
Provision for (recovery of) lease, real estate and loan losses ..........            --           --           --         (1.6)
Interest expense on long-term debt, net of amounts capitalized ..........           1.9          1.5          5.1          4.1
General and administrative expenses .....................................           2.9           .8          7.2          5.9
                                                                                -------      -------      -------      -------
                                                                                   11.7          8.3         31.1         24.0
                                                                                -------      -------      -------      -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM .......................            .3          1.0          3.5          7.6

INCOME TAX EXPENSE (BENEFIT) ............................................           (.2)         (.3)         (.8)          --
                                                                                -------      -------      -------      -------

INCOME BEFORE EXTRAORDINARY ITEM ........................................            .5          1.3          4.3          7.6

EXTRAORDINARY ITEM:
   Gain on settlement of debt, net of income tax expense of $.4 million .            --           .8           --           .8
                                                                                -------      -------      -------      -------
NET INCOME ..............................................................       $    .5      $   2.1      $   4.3      $   8.4
                                                                                =======      =======      =======      =======
Basic earnings per common share:
   Income before extraordinary item .....................................       $   .07      $   .19      $   .64      $  1.12
   Extraordinary item, net of tax .......................................            --          .12           --          .12
                                                                                -------      -------      -------      -------
   Net income per common share ..........................................       $   .07      $   .31      $   .64      $  1.24
                                                                                =======      =======      =======      =======
Diluted earnings per common share:

   Income before extraordinary item .....................................       $   .07      $   .19      $   .64      $  1.10
   Extraordinary item, net of tax .......................................            --          .12           --          .12
                                                                                -------      -------      -------      -------
   Net income per common share ..........................................       $   .07      $   .31      $   .64      $  1.22
                                                                                =======      =======      =======      =======

Basic weighted average shares of common stock outstanding ...............           6.7          6.8          6.7          6.8
                                                                                =======      =======      =======      =======
Diluted weighted average shares of common stock outstanding .............           6.7          6.9          6.7          6.9
                                                                                =======      =======      =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                         ECHELON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                      -------------------
                                                                                        1999        1998
                                                                                      -------     -------
                                                                                         (IN MILLIONS)
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
   Net income .................................................................       $  4.3      $  8.4
   Adjustment to reconcile net income to cash provided by operating activities:
      Depreciation and amortization of financing costs ........................          5.4         4.6
      Extraordinary gain on extinguishment of debt ............................           --        (1.2)
      Deferred income taxes ...................................................         (6.4)       (7.1)
      Amortization related to finance leases ..................................         (2.5)       (1.8)
      Provision for (recovery of) lease, loan and real estate losses ..........           --        (1.6)
      Stock-based compensation expense ........................................           .7          .7
      Gain on sale of assets ..................................................         (2.5)       (3.5)
      Equity in loss (income) of unconsolidated partnerships, net .............          2.1        (1.0)
      Changes in working capital:
         Accounts payable and other liabilities ...............................          7.1         5.5
         Other working capital changes ........................................         (2.4)        1.2
      Other ...................................................................         (2.2)        (.5)
                                                                                     -------     -------
                                                                                         3.6         3.7
                                                                                     -------     -------
INVESTING ACTIVITIES:
   Purchases of marketable securities .........................................           --        (7.9)
   Proceeds from sales of marketable securities ...............................           --        26.7
   Proceeds from sales and collections of leases and loans receivable .........         22.2        18.4
   Real estate property additions and other capital expenditures ..............        (82.3)      (62.0)
   Net proceeds from sales of real estate properties and development rights
      and assets held for sale ................................................          4.0         3.1
   Contributions to unconsolidated partnerships ...............................         (1.4)       (7.5)
   Distributions from unconsolidated partnerships .............................       --             6.5
                                                                                     -------     -------
                                                                                       (57.5)      (22.7)
                                                                                     -------     -------
FINANCING ACTIVITIES:
   Issuance of long-term debt .................................................         78.6        25.2
   Repayment of long-term debt ................................................        (22.3)       (4.4)
   Issuance of common stock ...................................................           .2          .2
   Debt issuance costs ........................................................          (.1)        (.3)
   Purchase of treasury stock .................................................          (.1)        (.1)
                                                                                     -------     -------
                                                                                        56.3        20.6
                                                                                     -------     -------
Net increase in cash and equivalents ..........................................          2.4         1.6
                                                                                     -------     -------

BEGINNING CASH AND EQUIVALENTS ................................................         21.6         7.8
                                                                                     -------     -------
ENDING CASH AND EQUIVALENTS (including restricted cash of $3.1 million
   in 1999) ...................................................................      $  24.0     $   9.4
                                                                                     =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest payments, net of amounts capitalized ...........................      $   4.6     $   4.0
                                                                                     =======     =======
      Income tax payments, net of refunds .....................................      $   4.4     $   6.9
                                                                                     =======     =======

   See NOTE 13 for detail of non-cash investing and financing activities.

       The accompanying notes are an integral part of these consolidated financial statements.

                         ECHELON INTERNATIONAL CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                ------------------
                                                                                 1999       1998
                                                                                -------    -------
                                                                                   (IN MILLIONS)
                                                                                    (UNAUDITED)
Net income ...............................................................      $   4.3    $   8.4
Other comprehensive income, net of tax:
   Change in unrealized holding gain on available-for-sale securities
       during period .....................................................           --         .1
   Less:  reclassification adjustment for net gains included in net income           --       (1.8)
                                                                                -------    -------
             Other comprehensive income ..................................           --       (1.7)
                                                                                -------    -------

Total comprehensive income ...............................................      $   4.3    $   6.7
                                                                                =======    =======

       The accompanying notes are an integral part of these consolidated financial statements.

                        ECHELON INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Echelon International Corporation (the "Company") for the interim periods presented. Results of the third quarter of 1999 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts previously reported in the Form 10-Q for the third quarter of 1998 have been reclassified to conform to the 1999 presentation.

(2) REAL ESTATE

     The depreciable lives and carrying values of real estate, a significant portion of which is pledged to secure borrowings, are as follows:

                                                              DEPRECIABLE     SEPTEMBER 30,     DECEMBER 31,
                                                              LIVES (YEARS)       1999             1998
                                                              ------------    ------------      -----------
                                                                               (UNAUDITED)

                                                                                       (IN MILLIONS)
   Land and land improvements held for development or sale                       $ 24.4            $ 26.9

   Real estate under development:
      Commercial Development
         Land and land improvements.........                                        2.4               1.0
         Construction in progress...........                                        8.0              10.5
                                                                                 ------            ------
                                                                                   10.4              11.5
      Multi-Family Development
         Land and land improvements.........                                       30.5              15.3
         Construction in progress...........                                       45.1              24.8
                                                                                 ------            ------
                                                                                   75.6              40.1
   Income producing:
      Commercial
         Land and land improvements.........                                       15.3              15.3
         Buildings and improvements.........                    5-40              112.1             102.0
         Equipment and other................                    3-10                1.8               1.5
                                                                                 ------            ------
                                                                                  129.2             118.8
                                                                                 ------            ------
      Multi-Family
         Land and land improvements.........                                        5.6               1.9
         Buildings and improvements.........                     35                51.8              18.0
         Equipment and other................                   3-10                 2.0               0.7
                                                                                 ------            ------
                                                                                   59.4              20.6
      Corporate
         Equipment and other................                   3-10                 2.9               2.3
                                                                                 ------            ------
                                                                                  301.9             220.2
   Less: accumulated depreciation...........                                       25.2              21.4
                                                                                 ------            ------
                                                                                 $276.7            $198.8
                                                                                 ======            ======

     Capitalized interest during the development of specific projects was $3.1 million and $1.1 million during the nine months ended September 30, 1999 and 1998, respectively.

(3) LOANS RECEIVABLE

   At September 30, 1999 and December 31, 1998, loans receivable were as follows:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1999            1998
                                                                 ------------     -----------
                                                                 (UNAUDITED)
                                                                         (IN MILLIONS)

    Commercial finance loans receivable......................      $33.1             $39.0
                                                                    ====              ====

     The Company's commercial finance loans receivable are secured by first mortgage liens on the related commercial real estate or by security interests in commercial aircraft. These loans are further secured, where applicable, by an assignment to the Company of the borrowers' lease agreements, and, in some cases, a third party guaranty. During the nine months ended September 30, 1999, the Company received scheduled principal repayments of $.1 million on these loans and complete repayment on a $5.8 million real estate loan receivable.

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

     On July 31, 1998, a joint venture in which the Company had a 50% interest was dissolved and the Company received net assets totaling $19.1 million. Summarized below is the financial information for this joint venture for the nine months ended September 30, 1998. Amounts reflect 100% of the joint venture's results of operations through July 31, 1998.

                                                            NINE MONTHS
                                                      ENDED SEPTEMBER 30, 1998
                                                      ------------------------
                                                             (UNAUDITED)

                                                            (IN MILLIONS)

          REVENUES AND EXPENSES
          Revenues...........................                    $5.1
          Expenses...........................                      .1
                                                                 ----
          Combined net earnings of joint venture                 $5.0
                                                                 ====

          Company's equity in net earnings of joint venture      $2.5
                                                                 ====

     The joint venture's revenues for the nine months ended September 30, 1998 include a $3.2 million gain on the sale of two aircraft engines.

     The Company also has investments in affordable housing limited partnerships, which range between a total gross ownership percentage of 7.1% to 11.6% as of both September 30, 1999 and 1998, respectively. The Company accounts for these investments under the equity method of accounting. Echelon recorded pre-tax losses of $2.1 million and $1.7 million on these investments for the nine-month periods ended September 30, 1999 and 1998, respectively.

     During 1996 and 1997, Echelon signed commitments to provide total capital contributions of $25.8 million to these affordable housing limited partnerships. Echelon has funded $23.1 million of these commitments as of September 30, 1999. The total initial investment commitments of $25.8 million are included as investments in unconsolidated partnerships in the Company's consolidated balance sheets as of both September 30, 1999 and December 31, 1998, respectively. The remaining commitments to be funded by December 31, 1999 total $1.6 million, with the remaining $1.1 to be funded in the first quarter of 2000.

     In July 1999, Fannie Mae's American Communities Fund agreed to invest with Echelon in the development of ECHELON AT CHENEY PLACE, a 303-unit multi-family residential community to be developed in downtown Orlando, Florida. The Company accounts for its investment in the development of ECHELON AT CHENEY PLACE under the equity method. Concurrent with the execution of the agreement with Fannie Mae's American Communities Fund, the Company and Fannie Mae's American Communities Fund executed an agreement with Wachovia Bank, N.A. for a $21.5 million construction loan to fund the development of ECHELON AT CHENEY PLACE. Construction began in late July 1999. Through September 30, 1999, the Company made $1.2 million of capital contributions to the joint venture and total capital expenditures for the project were $5.6 million.

(5) INVESTMENT IN CONSOLIDATED PARTNERSHIP

     In September 1999, Echelon entered into a partnership agreement with Turner Heritage Investments, Ltd. ("Turner") for the development of ECHELON AT LAKESIDE, a 181-unit multi-family residential community to be developed in Plano, Texas, which is near Dallas. Through September 30, 1999, the Company made capital contributions of $2.6 million and Turner contributed land valued at $2.6 million to the partnership. For financial reporting purposes, the assets and liabilities of the partnership are included in the Company's consolidated financial statements and Turner's partnership interest has been recorded as a minority interest. See further discussion of debt financing for ECHELON AT LAKESIDE included below in Note 6, "Long-Term Debt".

(6) LONG-TERM DEBT

     Long-term debt outstanding at September 30, 1999 and December 31, 1998 is as follows:

                                                       INTEREST    SEPTEMBER 30,   DECEMBER 31,
                                                         RATE          1999            1998
                                                       ---------   ------------    -----------
                                                                   (UNAUDITED)

                                                                          (IN MILLIONS)

   Salomon Brothers Realty Corp..................       6.88%(a)     $ 22.6          $ 12.8
   Northwestern Mutual Life Insurance Company....       6.98%          54.5            55.4
   SouthTrust Bank...............................         --             --            14.9
   AmSouth Bank..................................       6.99%(b)       53.8             8.9
   Fleet Capital Corporation.....................       5.99%          12.0            12.9
   Teacher's Insurance & Annuity Association
      of America.................................       7.15%          19.3              --
   Bank of America...............................       6.65%(a)        2.2              --
   Delayed equity obligation on finance lease....      10.00%          14.8            16.8
                                                                     ------          ------
                                                                      179.2           121.7
   Less: current portion of long-term debt .....                       27.2            15.7
                                                                     ------          ------
                                                                     $152.0          $106.0
                                                                     ======          ======

   (a) Interest rate at September 30, 1999.
   (b) Weighted-average interest rate at September 30, 1999.

SALOMON BROTHERS REALTY CORP.

     In March 1999, the Company borrowed $10.0 million of the available credit on the $30.0 million Salomon Brothers Realty Corp. loan. The additional $10.0 million is being repaid over the remaining term of the original loan's 25 year amortization period. The entire loan matures in May 2000 with the ability to extend through May 2002.

SOUTHTRUST BANK

      In April 1999, the Company closed on a $19.3 million loan with Teacher's Insurance and Annuity Association of America ("TIAA") for the permanent financing of ECHELON AT BAY ISLE KEY. The interest rate on the loan is fixed at 7.15%. The loan requires interest only payments for the first 12 months of the term and monthly principal and interest payments thereafter based on a 30-year amortization schedule. Final maturity of the loan is no later than April 2009. This loan is part of the TIAA $55.5 million Credit Facility discussed below. The Company paid off the $16.5 million construction loan from SouthTrust Bank with the TIAA funding.

AMSOUTH BANK

     In April 1998, the Company closed on an $18.6 million construction loan with AmSouth Bank. The loan is being used to fund the development of ECHELON AT THE RESERVE, a 314-unit multi-family residential community in CARILLON PARK, located in the Gateway area of St. Petersburg, Florida. The interest rate is LIBOR plus 1.50% per annum. As of September 30, 1999, Echelon has drawn $17.3 million on this loan. The initial term of the loan is three years, with an option to extend for an additional two years from construction completion. TIAA has committed to provide the permanent financing for this development, under the TIAA $55.5 million Credit Facility discussed below.

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

     To date, the Company has closed on five loans under the AmSouth Line. The construction projects, the loan amounts and the construction draws as of September 30, 1999 are as follows:

                                                                 CONSTRUCTION
                                          CONSTRUCTION LOAN      DRAWS AS OF
              CONSTRUCTION PROJECT            AMOUNT          SEPTEMBER 30, 1999
              --------------------        -----------------   ------------------
                                                     (IN MILLIONS)

       CASTILLE AT CARILLON..............      $10.9                 $ 9.0
       ECHELON AT WOODLAND PARK..........      $11.3                 $ 8.0
       ECHELON AT NORTHLAKE..............      $17.2                 $11.2
       ECHELON AT MISSION RANCH..........      $14.1                 $ 5.9
       ECHELON AT MEMORIAL CREEK.........      $14.6                 $ 2.4

      Since the total loans approved under the AmSouth Line exceed $50.0 million, AmSouth Bank has participated portions of several loans to other financial institutions.

BANK OF AMERICA

     In January 1999, the Company executed a commitment letter with Bank of America (formerly NationsBank) for a $100.0 million Advised Guidance Line of Credit ("Bank of America Line"). The Bank of America Line will provide construction financing for multi-family residential and commercial projects, as approved by Bank of America. Each project financed under the Bank of America Line will be a separate loan and the interest rate for each loan will be negotiated based upon market conditions at the time of funding. The term for each multi-family residential loan is 36 months and for each commercial loan is 30 months. The loans are interest only, with the entire principal and any accrued interest due at maturity.

     In August 1999, the Company closed on a $22.5 million construction loan under the Bank of America Line. The loan is being used to fund the construction of a 143,000 square foot office building and parking garage, 200 CARILLON, located in CARILLON PARK. The interest rate is LIBOR plus 1.25% per annum. As of September 30, 1999, Echelon has drawn $2.2 million on this loan. As of October 1999, the Company has executed a 10 year operating lease for the entire office building and parking garage and has also executed an option for the sale of 200 CARILLON, effective at the time of construction completion.

     In September 1999, the Company also closed on a $20.0 million construction loan under the Bank of America Line. The loan will fund the construction of ECHELON AT LAKESIDE. The interest rate is LIBOR plus 1.85% and the term is 36 months from the date of the loan closing. See further discussion of the development of ECHELON AT LAKESIDE included in Note 5, "Investment in Consolidated Partnership".

OTHER FINANCING COMMITMENTS

TEACHER'S INSURANCE & ANNUITY ASSOCIATION OF AMERICA

   In May 1998, Echelon executed a commitment letter with TIAA for a $55.5 million Credit Facility ("Credit Facility") at an interest rate of 7.15% per annum. The Credit Facility is to provide permanent financing of specific projects and will be secured by the projects. Funding will occur for each project based on specific conditions. Each disbursement will constitute a separate loan, which will mature 10 years from the date of the first loan disbursement. The first loan disbursement requires interest-only payments for the first 12 months and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The remaining loans require monthly principal and interest payments based on a 30-year amortization schedule. The Credit Facility defines the loan disbursement expiration dates for each loan, with the ability for the Company to extend any of the expiration dates for 90 days. Under the terms of the commitment, TIAA required the Company to remit a refundable application fee. The Company negotiated to provide stand-by letters of credit in lieu of the application fee, which will be reduced on a pro-rata basis as the loans are funded. As of September 30, 1999, Echelon had certificates of deposit totaling $.7 million securing the stand-by letters of credit.

     As previously discussed, in April 1999 the Company closed on a $19.3 million loan under the Credit Facility for the permanent financing of ECHELON AT BAY ISLE KEY.

FIRST UNION NATIONAL BANK OF FLORIDA

     In June 1999, the Company executed a commitment letter with First Union National Bank of Florida for a $26.1 million construction loan for ECHELON AT THE BALLPARK, a 384-unit multi-family residential community to be developed in downtown Memphis, Tennessee. The interest rate on the loan is LIBOR plus 1.65% and the term of the loan is 36 months from the date of the loan closing.

FINANCIAL COVENANTS

     The Company's significant financial covenants include minimum net worth and liquidity requirements. At September 30, 1999, Echelon was in compliance with all financial convenants contained in its debt agreements.

(7) STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 1999, the Company issued 30,976 shares of restricted Common Stock under the Echelon International Corporation Long-Term Incentive Plan ("LTIP") in accordance with executive employment agreements. During the nine months ended September 30, 1999, the Company recorded $.6 million of unearned compensation for the issuance of the 30,976 shares of restricted Common Stock and recognized $.7 million of compensation expense related to the vesting period for all restricted Common Stock. The remaining unearned compensation will be amortized as compensation expense over the vesting period of the restricted Common Stock.

     During the nine months ended September 30, 1998, the Company issued 90,181 shares of restricted Common Stock under the LTIP in accordance with executive employment agreements. During the nine months ended September 30, 1998, the Company recorded $1.6 million of unearned compensation and also recognized $.7 of compensation expense in conjunction with the issuance of the restricted Common Stock.

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

     The Company issued 672 shares and 1,838 shares of Common Stock under the Echelon International Corporation Non-Employee Directors' Plan during the nine months ended September 30, 1999 and 1998, respectively.

     At the Company's Annual Meeting on May 18, 1999, the Company's stockholders approved the Echelon International Corporation 1999 Non-Employee Directors' Plan ("1999 Non-Employee Directors' Plan"). Under the 1999 Non-Employee Directors' Plan, non-employee directors receive an annual retainer of $10,000 paid quarterly in arrears in the form of Echelon Common Stock and an automatic grant of options to purchase 5,000 shares of Echelon Common Stock upon each annual meeting of the Company's stockholders for which they are a Director. From the date of the Company's Annual Meeting through September 30, 1999, the Company issued 1,133 shares of Common Stock and 20,000 stock options under the 1999 Non-Employee Directors' Plan.

     The Company also issued 11,059 shares and 6,921 shares of Common Stock in conjunction with the Echelon International Corporation Employee Stock Purchase Plan during the nine-month periods ended September 30, 1999 and 1998, respectively.

     During the nine month periods ended September 30, 1999 and 1998, the Company repurchased 4,526 shares and 4,419 shares, respectively, of Common Stock, resulting in additional Treasury Stock, at cost, of $.1 million in each of the periods. During the nine months ended September 30, 1999, 450 stock options were exercised for the issuance of Common Stock and 5,821 shares of restricted Common Stock were forfeited by an employee and cancelled by the Company.


     The net income and common shares used to compute basic and diluted earnings per share is presented in the following table:

                                                           THREE MONTHS           NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                        ------------------     ------------------
                                                          1999      1998         1999     1998
                                                        -------    -------     -------   -------
                                                            (Unaudited)           (Unaudited)

                                                       (In millions, except per share amounts)
BASIC
Weighted average number of shares:
   Average common shares outstanding                        6.7      6.8          6.7      6.8
                                                          =====    =====        =====    =====
Net income used to compute basic earnings per share:
   Net income                                             $  .5    $ 2.1        $ 4.3    $ 8.4
                                                          =====    =====        =====    =====

Basic earnings per common share                           $ .07    $ .31        $ .64   $ 1.24
                                                          =====    =====        =====    =====
DILUTED
Weighted average number of shares:
   Average common shares outstanding                        6.7      6.8          6.7      6.8
   Dilutive effect for stock options and
      contingently issuable common shares                    --       .1           --       .1
                                                          -----    -----       -----    -----
   Weighted average shares                                  6.7      6.9          6.7      6.9
                                                          =====    =====        =====    =====
Net income used to compute diluted earnings per share:
   Net income                                             $  .5    $ 2.1        $ 4.3    $ 8.4
                                                          =====    =====        =====    =====

Diluted earnings per common share                         $ .07    $ .31        $ .64    $1.22
                                                          =====    =====        =====    =====

(8) RELATED PARTY TRANSACTIONS

     In April 1998, the Board of Directors approved an interest-free loan program to assist the Company's Executive Officers in meeting tax liabilities associated with the lapse of restrictions on Echelon's restricted Common Stock. During the nine months ended September 30, 1999, the Company funded $.7 million to four Executive Officers in conjunction with this loan program. These transactions resulted in $.1 million of compensation expense to the Company.

     In September 1999, the Company sold a commercial property to Florida Power Corporation ("Florida Power"), a subsidiary of Florida Progress Corporation, for $1.6 million, resulting in a gain of $.5 million. The commercial property was previously leased by Florida Power under a long-term lease.

(9) EFFECTIVE INCOME TAX RATE

     The Company's effective income tax rate differs from the statutory income tax rate primarily due to tax credits and tax losses related to the Company's investment in affordable housing limited partnerships, amortization of investment tax credits related to the Company's leveraged lease portfolio, and differences in rates between previously deferred taxes and current taxes.

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

     The Company is currently constructing several commercial projects and multi-family residential communities and at September 30, 1999 had remaining commitments of $29.5 million with construction contractors.

     As of September 30, 1999, Echelon had one contract, subject to the Company's final due diligence, to acquire land for the development of approximately 240 multi-family residential units. No assurance can be given that Echelon will acquire this land or develop this multi-family residential community.

     In conjunction with the development of ECHELON AT CHENEY PLACE with Fannie Mae's American Communities Fund, the Company has guaranteed the $21.5 million construction loan with Wachovia Bank, N.A.

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

     Echelon has three principal operating segments. These segments are 1) Commercial Real Estate, 2) Multi-Family Residential Real Estate and 3) Investments in Financial Assets. Commercial Real Estate includes the operation and development of office and industrial properties, land sales, marina operations and real estate brokerage services. Multi-family Residential Real Estate includes the development, ownership and operation of multi-family residential communities. Investments in Financial Assets include investments in:
a) leveraged leases, b) direct finance leases, c) an operating lease, d) affordable housing limited partnerships and e) commercial finance loans. The Financial Assets segment is primarily invested in the airline industry.

     Segment information for the three and nine months ended September 30, 1999 and 1998 is summarized below. Revenues received from Florida Progress Corporation and subsidiaries accounted for 13% of the Company's revenues for both the three and nine months ended September 30, 1999. Revenues received from Florida Progress and subsidiaries for the three and nine months ended September 30, 1998 accounted for 17% and 9% of the Company's revenues, respectively.

                                                     THREE MONTHS            NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ------------------     ------------------
                                                    1999      1998          1999     1998
                                                  -------   --------     --------  --------
                                                                (UNAUDITED)

                                                               (IN MILLIONS)
Sales and revenues: (1)
   Commercial real estate......................    $  8.5   $  6.2        $ 24.2   $ 19.1
   Multi-family residential real estate........       1.6       .3           3.6       .4
   Investments in financial assets.............       1.7      2.3           5.9      8.6
                                                   ------   ------        ------   ------
                                                     11.8      8.8          33.7     28.1
     Non-segment...............................        .2       .5            .9      3.5
                                                   ------   ------        ------   ------
                                                   $ 12.0   $  9.3        $ 34.6   $ 31.6
                                                   ======   ======        ======   ======
Operating expenses: (2)
   Commercial real estate......................    $  5.7   $  5.9        $ 16.4   $ 15.8
   Multi-family residential real estate........       2.1       .5           4.6       .5
   Investments in financial assets.............        .9       .9           2.5      1.4
                                                   ------   ------        ------   ------
                                                      8.7      7.3          23.5     17.7
     Non-segment...............................       3.0      1.0           7.6      6.3
                                                    -----   ------        ------   ------
                                                   $ 11.7   $  8.3        $ 31.1   $ 24.0
                                                   ======   ======         =====   ======
Interest expense, net: (2)
   Commercial real estate......................    $   .7   $   .8        $  1.9   $  2.1
   Multi-family residential real estate........        .6       .1           1.2       .1
   Investments in financial assets.............        .6       .6           2.0      1.9
                                                   ------   ------        ------   ------
                                                      1.9      1.5           5.1      4.1
     Non-segment...............................        --       --            --       --
                                                   ------   ------        ------   ------
                                                   $  1.9   $  1.5        $  5.1   $  4.1
                                                   ======   ======        ======   ======
Depreciation expense: (2)
   Commercial real estate......................    $  1.2   $  1.1        $  3.5   $  3.0
   Multi-family residential real estate........        .4       .1            .9       .1
   Investments in financial assets.............        .1       .3            .3       .9
                                                   ------   ------        ------   ------
                                                      1.7      1.5           4.7      4.0
     Non-segment...............................        .1       .2            .4       .4
                                                   ------   ------        ------   ------
                                                   $  1.8   $  1.7        $  5.1   $  4.4
                                                   ======   ======        ======   ======

Income tax expense (benefit)...................    $  (.2)   $ (.3)       $  (.8)  $   --
                                                   ======   ======        ======   ======

Consolidated net income........................    $   .5   $  2.1        $  4.3   $  8.4
                                                   ======   ======        ======   = ====

                                       14

                                                     THREE MONTHS             NINE MONTHS
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                   ------------------      ------------------
                                                    1999       1998         1999        1998
                                                   ------     ------        ------     ------
                                                                  (UNAUDITED)

                                                                 (IN MILLIONS)
Capital expenditures:
   Commercial real estate......................    $  3.5     $ 14.1        $ 10.2     $ 26.8
   Multi-family residential real estate........      22.9        6.9          74.7       33.8
                                                   ------     ------        ------     ------
                                                     26.4       21.0          84.9       60.6
     Non-segment...............................        --         .4            --        1.4
                                                   ------     ------        ------     ------
                                                   $ 26.4     $ 21.4        $ 84.9     $ 62.0
                                                   ======     ======        ======     ======
Assets: (3)
   Commercial real estate......................                             $147.6     $131.4
   Multi-family residential real estate........                              140.6       46.1
   Investments in financial assets.............                              246.2      268.2
                                                                            ------     ------
                                                                             534.3      445.7
     Non-segment...............................                               25.8       33.1
                                                                            ------     ------
                                                                            $560.1     $494.2
                                                                            ======     ======

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

(12) EXTRAORDINARY ITEM

     In August 1998, the Company successfully negotiated a modification in an agreement with the University of Florida Foundation, Inc. ("Foundation"). As a result of the modification, a $.6 million long-term obligation owed by the Company and $.6 million of related accrued interest were cancelled by the Foundation, resulting in a $.8 million after-tax extraordinary gain to the Company. As a condition of the modification, Echelon constructed roads and other infrastructure on Company-owned land in the ECHELON BUSINESS & TECHNOLOGY PARK. The infrastructure enhances both the Company's land and provides additional access to land owned by the Foundation.

(13) ADDITIONAL CASH FLOW STATEMENT INFORMATION

     The Company's non-cash investing and financing activities are as follows:

                                                                               NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                            ------------------
                                                                              1999      1998
                                                                            -------    -------

                                                                               (IN MILLIONS)
                                                                                 (UNAUDITED)
Non-cash contribution in consolidated partnership by minority interest...    $  2.6    $   --
Distribution of net assets by unconsolidated partnership ................    $   --    $ 19.1
                                                                             ======    ======
Issuance of common stock related to LTIP ................................    $   .6    $   .4
                                                                             ======    ======
Change in funding for unconsolidated partnership investments ............    $  (.2)   $   --
                                                                             ======    ======
Change in unrealized gain (loss) on available-for-sale securities,
   net of tax of $.6 million in 1998 ....................................    $   --    $ (1.7)
                                                                             ======    ======
Delayed equity amortization on leveraged leases .........................    $  1.2    $  1.2
                                                                             ======    ======
Tax benefit of stock transactions with employees ........................    $   .2    $   --
                                                                             ======    ======


(14)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     Prior to December 18, 1996 ("Distribution Date"), the Company operated as a wholly owned subsidiary of Florida Progress Corporation ("Florida Progress"). Effective on the Distribution Date, Florida Progress distributed the Company's Common Stock to Florida Progress shareholders (one share of the Company for each fifteen shares of Florida Progress) as a tax-free dividend (the "Distribution"). The Distribution established the Company as a publicly held corporation, separate from Florida Progress.

     The Company's operations for the nine months ended September 30, 1999 include the following ongoing multi-family residential and commercial development activities:

     MULTI-FAMILY RESIDENTIAL DEVELOPMENT

     ECHELON AT BAY ISLE KEY, a 369-unit multi-family residential community located in the Gateway area of St. Petersburg, Florida, was 93% leased as of September 30, 1999. ECHELON AT BAY ISLE KEY was named the "1998 Apartment Community of the Year" by the Bay Area Apartment Association, which covers the Tampa, St. Petersburg and Clearwater area.

     Construction of the clubhouse and substantially all of the 22 buildings for ECHELON AT THE RESERVE, a 314-unit multi-family residential community located in CARILLON PARK, was completed during the nine months ended September 30, 1999. Construction will be completed by the end of November 1999. Leasing is continuing and to date, over 260 units have been leased, representing over 80% of the total units. In July 1999, this community was recognized with four Aurora Awards at the Florida Homebuilder Association's Southeast Builders Conference - Aurora Awards Ceremony. ECHELON AT THE RESERVE received the Aurora Award for "Best Rental Apartment Community", "Best Recreational Facility/Community Clubhouse", "Best Recreational Facility / Community Clubhouse for Interior Merchandising" and the Grand Aurora Award for "Best Rental Apartment Community in the Southeastern United States".

     Construction of the clubhouse and 5 of 13 total buildings for ECHELON AT WOODLAND PARK, a 232-unit multi-family residential community located in Tulsa, Oklahoma, was completed during the quarter ended September 30, 1999. Leasing is in process and to date, over 80 units have been leased. Construction is scheduled for completion at the end of the first quarter of 2000.

     Construction of the clubhouse and 1 of 8 total buildings for ECHELON AT NORTHLAKE, a 256-unit multi-family residential community located in Atlanta, Georgia, was completed during the quarter ended September 30, 1999. Leasing has now commenced and construction is scheduled for completion in the second quarter of 2000.

     Construction is continuing for ECHELON AT MISSION RANCH, a 295-unit multi-family residential community located in Mesquite, Texas (near Dallas) and ECHELON AT MEMORIAL CREEK, a 292-unit multi-family residential community located in Tulsa, Oklahoma. The clubhouses are scheduled to open in late November and December 1999, respectively.

     In addition to the multi-family residential communities above, seven additional communities are currently under development and/or construction:

     - ECHELON AT MID-TOWN - a 297-unit multi-family residential community located in downtown Memphis, Tennessee,

     - ECHELON AT THE BALLPARK - a 384-unit multi-family residential community located in downtown Memphis, Tennessee,

     - ECHELON'S RIVER PARK ESTATES - a 256-unit multi-family residential community located on Mud Island in downtown Memphis, Tennessee,

     - ECHELON AT BRIARGATE - a 395-unit multi-family residential community located in Colorado Springs, Colorado,

     - ECHELON AT TWENTY MILE VILLAGE - a 325-unit multi-family residential community located in Parker, Colorado (near Denver),

     - ECHELON AT WATTERS CREEK - a 200-unit multi-family residential community located in Allen, Texas (near Dallas) and

     - ECHELON AT KELLER TOWN CENTER - a 276-unit multi-family residential community located in Keller, Texas (near Dallas) .

     During the third quarter of 1999, the Company also entered into two partnerships for the development of two additional multi-family residential communities:

     - ECHELON AT CHENEY PLACE - a 303-unit multi-family residential community located in downtown Orlando, Florida and

     - ECHELON AT LAKESIDE - a 181-unit multi-family residential community located in Plano, Texas (near Dallas).

     COMMERCIAL DEVELOPMENT

     Construction was completed in late June 1999 on CASTILLE AT CARILLON, two Class-A buildings totaling 103,900 square feet located in CARILLON PARK. As of mid-November 1999, CASTILLE AT CARILLON is 97% leased with Echelon occupying approximately 20,000 square feet as its corporate headquarters and leasing approximately 81,000 square feet to third parties.

     In June 1999, the Company recorded revenues of $2.4 million for the sale of development rights in CARILLON PARK to an existing landowner. Echelon intends to develop a portion of the remaining CARILLON PARK land for its own account and sell portions of the remaining land to third parties.

     In September 1999, construction began on 200 CARILLON, a 5-story, 143,000 square foot Class-A office building and parking garage, located in CARILLON PARK. The construction of 200 CARILLON is estimated to be completed by the end of the third quarter of 2000. As of October 1999, the Company has executed a 10 year operating lease for the entire office building and parking garage and has also executed an option for the sale of 200 CARILLON, effective at the time of construction completion.

     In September 1999, the Company sold a commercial property to Florida Power Corporation ("Florida Power"), a subsidiary of Florida Progress Corporation, for $1.6 million, resulting in a gain of $.5 million. The commercial property was previously leased by Florida Power under a long-term lease.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net income for the three months ended September 30, 1999 was $.5 million or $.07 both basic and diluted earnings per share compared to net income of $2.1 million or $.31 both basic and diluted earnings per share, respectively, for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $4.3 million or $.64 both basic and diluted earnings per share. This compares to net income of $8.4 million or $1.24 basic and $1.22 diluted earnings per share, respectively, for the nine months ended September 30, 1998.

SALES AND REVENUES

     COMMERCIAL REAL ESTATE

     Commercial real estate sales and revenues for the three and nine months ended September 30, 1999 increased $2.3 million and $5.1 million compared to the same periods in 1998 primarily due to:

o A $1.6 million and $.9 million increase in revenues from the sales of development properties and development rights during the three and nine months ended September 30, 1999. During the quarter ended September 30, 1999, the Company recorded $1.6 million in revenues from the sale of a commercial property. There were no sales of land or development rights during the third quarter of 1998. During the nine months ended September, the Company sold the commercial property previously discussed and recorded $2.4 million in revenues from the sale of development rights in CARILLON PARK, compared to $3.1 million in revenues from the sales of land and development rights in CARILLON PARK in the same period of 1998.

o A $.6 million and $3.5 million increase in rental revenues for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 resulting from an overall increase in occupancy and rental rates for the Company's commercial properties, the 100% occupancy of the commercial properties completed during the second quarter of 1998, BAYBORO STATION and CENTRAL STATION, the completion of THE NEW MCNULTY in December 1998 and the construction completion of CASTILLE AT CARILLON in late June 1999.

o A $.1 million and $.7 million increase in revenues from real estate brokerage services and other commercial real estate operations for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The increase is primarily due to brokerage activity with third parties.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE

o Multi-family residential real estate revenues of $1.6 million and $3.6 million for the three and nine months ended September 30, 1999 resulted from the leasing of ECHELON AT BAY ISLE KEY, which opened in late April 1998, the leasing of ECHELON AT THE RESERVE, which completed the construction of the clubhouse and substantially all of the 22 total buildings during the nine months ended September 30, 1999 and the initial leasing of ECHELON AT WOODLAND PARK, which completed the construction of the clubhouse and 5 of 13 total buildings during the quarter ended September 30, 1999. In addition, during September 1999, construction was completed for the clubhouse and 2 of 8 total buildings of ECHELON AT NORTHLAKE.

     INVESTMENTS IN FINANCIAL ASSETS

     Investments in financial assets sales and revenues for the three and nine month periods ended September 30, 1999 decreased $.6 million and $2.7 million, respectively, compared to the same periods in 1998 primarily due to:

o A decrease in equity in earnings of unconsolidated partnerships of $.2 million and $2.7 million for the three and nine months ended September 30, 1999, respectively, compared to 1998 due to the July 31, 1998 dissolution of the joint venture partnership in which Echelon had a 50% interest.

o A decrease of $.1 million and $.5 million in interest income for the three and nine months ended September 30, 1999 compared to the same periods in 1998 as a result of payoffs of loans receivable as the Company continues to execute its strategy to liquidate non-strategic assets and redirect the capital into real estate development and acquisition.

o Earned income on finance and operating leases decreased $.4 million and increased $.9 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease in earned income for the quarter ended September 30, 1999 is the result of a decrease of $.4 million in leveraged lease revenues. The $.9 million increase in earned income on finance and operating leases for the nine months ended September 30, 1999 is primarily a result of $.6 million increase in lease revenues recorded from the direct finance lease of an aircraft leased to Continental Airlines that the Company received from the July 31, 1998 dissolution of the joint venture in which Echelon had a 50% interest, as previously discussed. Through July 31, 1998, the Company recorded $.2 million in revenues from the joint venture, which are reported in the "Equity in earnings of unconsolidated partnerships" income statement line item, as previously discussed. The Company also recorded an additional $.3 million of revenues in the first nine months of 1999 related to the restructure in the fourth quarter of 1998 of a direct finance lease for an aircraft leased to Southwest Airlines.

o Equity in losses of limited partnership investments decreased $.1 million and increased $.4 million, respectively, for the three and nine month periods ended September 30, 1999 compared to the same period in 1998. Equity in losses of limited partnership investments reduced revenues for the three and nine months ended September 30, 1999 by $1.0 million and $2.1 million, respectively. The equity in losses of limited partnership investments resulted from the Company recording its share of pre-tax losses from affordable housing limited partnerships in each of the periods. The Company also recorded $1.7 million and $1.3 million in related income tax credits for the nine months ended September 30, 1999 and 1998, respectively, as a reduction of income tax expense.

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

     NON-SEGMENT

o The Company's non-segment sales and revenues, which are comprised of investment income and net realized gain on sale of investments, decreased $.3 million and $2.6 million for the three and nine months ended September 30, 1999 compared to the same periods of 1998 as a result of the Company's conversion of the marketable securities portfolio to cash and short-term cash investments during the fourth quarter of 1998.

OPERATING EXPENSES

     COMMERCIAL REAL ESTATE

     Commercial real estate operating expenses increased $.6 million in the nine months ended September 30, 1999 compared to the same period of 1998 primarily due to:

     o An increase in rental and other operations expenses in the nine months ended September 30, 1999 of $1.1 million over the same period of 1998 primarily due to an increase in rental operations from the Company's commercial properties resulting from the completion and 100% occupancy of BAYBORO STATION and CENTRAL STATION in the second quarter of 1998, the completion of THE NEW MCNULTY in December 1998, the construction completion of CASTILLE AT CARILLON in late June 1999 and increased occupancy in the Company's other commercial properties in 1999 as compared to 1998, as previously discussed.

     o An increase in depreciation expense of $.5 million for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily as a result of the completion of the construction and tenant improvements of two commercial properties, BAYBORO STATION and CENTRAL STATION, in the second quarter of 1998, the completion of THE NEW MCNULTY in December 1998 and the completion of CASTILLE AT CARILLON in late June 1999.

     o A decrease in the cost of development properties and development rights sold of $.1 million for the nine months ended September 30, 1999 compared to the same period in 1998 due to the sale of a commercial property and an increase in sales of CARILLON PARK development rights, as discussed previously.

     These increases were offset by:

     o A decrease in interest expense of $.2 million for the nine months ended September 30, 1999 compared to the same period of 1998 resulting from the scheduled repayments on the Company's debt secured by commercial properties.

     o A decrease in expenses related to other commercial real estate operations of $.7 million for the nine months ended September 30, 1999 compared to the same period of 1998, as the Company continues to focus on its core real estate operations.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE

o Multi-family residential real estate operating expenses of $2.1 million and $4.6 million for the three and nine months ended September 30, 1999, respectively, resulted from the operations of ECHELON AT BAY ISLE KEY and ECHELON AT THE RESERVE and the initial leasing of both ECHELON AT WOODLAND PARK and ECHELON AT NORTHLAKE. The $4.6 million of operating expenses incurred during the nine months ended September 30, 1999 is comprised of $.9 million of depreciation expense, $1.2 million of interest expense and $2.6 million of real estate operating expenses.

     INVESTMENTS IN FINANCIAL ASSETS

     Expenses related to investments in financial assets for the nine months ended September 30, 1999 increased $1.1 million compared to the same period in 1998 primarily due to:

     o A reversal of a $1.6 million allowance for loan losses in the first half of 1998 as a result of the complete repayment of a commercial loan, for which the Company had previously recorded an allowance for loan losses.

     o A $.1 million increase in interest expense, net of amounts capitalized, for the nine months ended September 30, 1999, compared to the same period of 1998 as a result of an increase in related debt from a loan executed in November 1998, which is secured by a direct finance lease.

     o A decrease in depreciation expense of $.6 million during the nine months ended September 30, 1999 compared to the same period of 1998 as a result of increasing the estimated depreciable life of a leased aircraft due to the extension of an operating lease from an original maturity of December 31, 1998 to October 31, 2000.

     NON-SEGMENT

     Non-segment operating expenses to reconcile to total operating expenses are comprised primarily of corporate general and administrative expenses and corporate depreciation.

     The non-segment operating expenses increased $1.3 million for the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to:

     o An increase of $1.0 million for expenses incurred during the nine months ended September 30, 1999 related to the Board of Director's ongoing evaluation of various strategic alternatives for the Company.

     o A net increase of $.3 million in corporate general and administrative expenses during the nine months ended September 30, 1999 resulting from the growth in the Company's operations in comparison with the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been and will be, impacted by the Company's current strategic plan referenced herein. The Company's sources of liquidity and capital resources have been primarily from the maturity and collection of Echelon's lease and loan portfolio, proceeds from the sale of certain non-strategic assets, cash flow from operations and, with respect to the Echelon's real estate development, from project-based and other financings. The planned development of multi-family residential and commercial real estate will require additional access to external financing. The timing and amount of external financing requirements will, in part, be dependent upon the timing of collections from real estate loans and asset sales.

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

     CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Cash flow provided by operating activities was $3.6 million for the nine months ended September 30, 1999. The primary source of cash was an increase in accounts payable and other liabilities of $7.1 million. The primary use of cash largely related to previously deferred tax liabilities becoming due and payable as a result of collections of lease payments. Deferred income taxes from leveraged leasing activities, which are reflected in cash flows from operating activities, are offset by related collections from lessees, which are included in cash flows provided by investing activities. Net cash flow from future operations is generally expected to be reinvested in the Real Estate Business.

     CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Echelon's net cash flow used in investing activities for the nine months ended September 30, 1999 was $57.5 million. The cash flow includes the $22.2 million in proceeds received from the collection of leases and loans, including the $5.8 million payoff of the real estate loan receivable from Vine Street Partnership. During the nine months ended September 30, 1999, the Company also received $2.4 million for the sale of development rights in CARILLON PARK and $1.6 million from the sale of a commercial property to Florida Power. Upon the maturity and collection of Echelon's loan portfolio, Echelon expects investing activities to continue to be a net use of funds as Echelon redirects its capital into the Real Estate Business.

     Real estate property additions and other capital expenditures, including a non-cash contribution from a minority interest, were $84.9 million for the nine months ended September 30, 1999. The Company's $74.7 million of multi-family capital expenditures for the nine months ended September 30, 1999 were for the ongoing construction of multi-family residential communities and land purchases for the development of additional multi-family residential communities. The Company's $10.2 million of commercial capital expenditures for the nine months ended September 30, 1999 were primarily for the completion of construction and ongoing tenant improvements of CASTILLE AT CARILLON, ongoing construction of 200 CARILLON and tenant improvements for other commercial properties.

     For the remainder of 1999, capital expenditures for tenant improvements, land development, commercial office development and multi-family residential development are projected to be approximately $20.0 million to $30.0 million. These expenditures are expected to be funded through project-based and other financings and from existing cash.

     During the nine months ended September 30, 1999, contributions to unconsolidated partnerships were $1.4 million. The contributions consisted of $.2 million to affordable housing limited partnerships and a $1.2 million contribution to the unconsolidated joint venture formed for the purpose of developing ECHELON AT CHENEY PLACE.

   CASH FLOW FROM FINANCING ACTIVITIES

     During the nine months ended September 30, 1999, the Company's primary source of cash flow from financing activities was $78.6 million in proceeds from debt financings, including TIAA's $19.3 million permanent financing of the SouthTrust construction loan for ECHELON AT BAY ISLE KEY. The proceeds were used to fund the construction of the Company's multi-family residential communities and commercial projects. The Company also made $22.3 million of scheduled loan repayments on the Company's outstanding debt during the nine months ended September 30, 1999, which included the $16.5 million payoff on the construction loan with SouthTrust Bank.

     During the nine months ended September 30, 1999, the Company issued 11,059 shares of Common Stock under the 1996 Echelon International Corporation Employee Stock Purchase Plan and 450 options were exercised for the issuance of Common Stock, resulting in additional paid in capital of $.2 million. The Company also purchased 4,526 shares of Common Stock, resulting in additional Treasury Stock of $.1 million.

     OFF-BALANCE SHEET RISK

     The Company is currently constructing several commercial projects and multi-family residential communities and at September 30, 1999, had remaining commitments of $29.5 million with construction contractors.

     As of September 30, 1999, Echelon had one contract, subject to the Company's final due diligence, to acquire land for the development of approximately 240 multi-family-residential units. No assurance can be given that Echelon will acquire this land or develop this multi-family residential community.

     In conjunction with the development of ECHELON AT CHENEY PLACE with Fannie Mae's American Communities Fund, the Company has guaranteed the $21.5 million construction loan with Wachovia Bank, N.A.

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

     IMPACT OF INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income or net income during any of the Company's three most recent fiscal years. Due to the current economic climate, the Company does not expect that inflation will have a materially adverse effect on its business or financial condition. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be impacted as well as the lease rates the Company charges on both commercial and multi-family residential real estate properties.

YEAR 2000 COMPUTER ISSUE

     Many computer systems currently in use were designed and developed using two digits, rather than four, to identify the year. As a result, such computer systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

     Echelon has completed several projects to address the Year 2000 issue. These include: 1) identifying and mitigating Year 2000 problems in Echelon's systems, including equipment used in the Company's properties, such as elevators and phone systems that may have date sensitive information within them, 2) updates needed to make non-compliant equipment compliant according to manufacturers' disclosures and f critical systems. Echelon has additional projects currently in process including: 1) additional equipment of systems that are changing or have been added and require a Year 2000 assessment, 2) working with the Company's financial institutions, lenders and vendors to assure that the appropriate steps are being taken to mitigate the Year 2000 issue in each entity's software systems, and 3) ensuring that each entity that electronically receives or sends information to Echelon is aware of the steps that the Company is taking and is taking appropriate steps of its own to address the Year 2000 issue.

     During 1998 and 1997 the Company incurred total costs of $.3 million for the acquisition and implementation of a property management and general ledger software that is Year 2000 compliant. These costs were recorded in accordance with Echelon's accounting policies. The Company has incurred costs of $.3 million during the nine months ended September 30, 1999 and estimates an additional $.3 million to be incurred for Year 2000-related projects during the remainder of the year ending December 31, 1999.

     Echelon is currently Year 2000 compliant with some systems and expects to be complaint with all other systems no later than the end of November 1999. Costs related to the maintenance and/or modifications of Echelon's software systems have been and will continue to be expensed as incurred. Echelon does not anticipate the costs related to Year 2000 to have a material impact on its results of operations. While the Company currently expects that the Year 2000 issues will not pose significant operational problems, delays in the modification of software systems or failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. The Company's contingency plan for addressing the Year 2000 issue includes the utilization of manual operation systems.

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

STRATEGIC PLAN

     A complete discussion of Echelon's current Strategic Plan is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      As previously disclosed, the Company's success to date is not a forecast of 1999 results. Specifically, financial results from 1998 and 1997 are not indicators of projected 1999 net income. Redirecting capital into the Company's real estate pipeline will lower net income for 1999, as is typical of the early stages of real estate development.

     As stated in the Company's press releases dated September 9, 1999, November 2, 1999 and November 15, 1999, in connection with the Company's previously announced exploration of strategic alternatives, various parties recently initiated preliminary discussions with the Company concerning a complex transaction which, if consummated, would lead to the sale of the Company. There can be no assurances that any transaction will result from these preliminary discussions. Concurrently, the Company continues to pursue other strategic initiatives designed to maximize shareholder value.

continuing to operate the business in accordance with its strategic plan. There is no assurance that any transaction will result from the exploration process.

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

                                                        AS OF SEPTEMBER 30, 1999
                                                    --------------------------------------
                                       REMAINDER
                                           OF                                                                      FAIR
                                          1999       2000       2001      2002       2003    THEREAFTER  TOTAL     VALUE
                                       ----------   ------    ------     ------     ------   ----------  ------    ------
Fixed rate debt                           $  .2     $  6.9    $  3.3     $  4.4     $  4.9     $ 80.9    $100.6    $100.6
                                          =====     ======    ======     ======     ======     ======    ======    ======
Weighted average interest rate
  at September 30, 1999           7.34%
                                  ====

Variable rate LIBOR debt                 $ 14.7     $  5.8    $  2.1     $   --     $   --     $ 56.0    $ 78.6    $ 78.6
                                         ======     ======    ======     ======     ======     ======    ======    ======
Weighted average interest rate
  at September 30, 1999           6.95%
                                  ====

Variable rate prime loans
   receivable                            $ 28.5     $   --    $  4.5     $   --     $   --     $   --    $  33.0   $ 33.0
                                         ======     ======    ======     ======     ======     ======    =======   ======
Weighted average interest rate
  at September 30, 1999           9.89%
                                  ====

     As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider those exposures or positions, which could arise after that date. In addition, the Company's variable interest construction financing is included in the "thereafter" column based on the fact that the Company has secured permanent financing commitment for some of these debt instruments as of September 30, 1999. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION.

     Echelon International Corporation issued a news release dated November 15, 1999, announcing 1999 third quarter financial results. A copy of the news release is being filed as Exhibit 99.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

EXHIBIT NO.                DESCRIPTION
-----------                -----------

   10.1 Employment Agreement Supplement for W. Michael Doramus, dated August 18, 1999

   10.2 Employment Agreement Supplement for Darryl A. LeClair, dated August 12, 1999

   10.3   Employment Agreement Supplement for Julio A. Maggi, dated August 12,
          1999

   10.4 Employment Agreement Supplement for Larry J. Newsome, dated August 12, 1999

   27     Financial Data Schedule of Echelon International Corporation

   99.1 Echelon International Corporation New Release dated September 9, 1999 announcing Board of Directors to explore strategic alternatives to maximize shareholder value

   99.2 Echelon International Corporation News Release dated November 2, 1999 regarding an announcement by the Board of Directors

   99.3 Echelon International Corporation New Release dated November 15, 1999 regarding 1999 third quarter financial results and update on exploration of strategic alternatives

  (b) Reports on Form 8-K:

          None.

                                     SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                    ECHELON INTERNATIONAL CORPORATION
                                    Registrant

     NAME AND SIGNATURE                  TITLE                        DATE
     ------------------                  -----                        ----

  /s/ LARRY J. NEWSOME
  --------------------------
      Larry J. Newsome             Principal Financial Officer,   November 15, 1999
 Principal Financial Officer       Senior Vice President and
                                   Chief Financial Officer


 /s/ JAMES R. HOBBS, JR.
 ---------------------------
     James R. Hobbs, Jr.          Principal Accounting Officer,   November 15, 1999
Principal Accounting Officer      Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------

   10.1 Employment Agreement Supplement for W. Michael Doramus, dated August 18, 1999

   10.2 Employment Agreement Supplement for Darryl A. LeClair, dated August 12, 1999

   10.3   Employment Agreement Supplement for Julio A. Maggi, dated August 12,
          1999

   10.4 Employment Agreement Supplement for Larry J. Newsome, dated August 12, 1999

   27     Financial Data Schedule of Echelon International Corporation

   99.1 Echelon International Corporation New Release dated September 9, 1999 announcing Board of Directors to explore strategic alternatives to maximize shareholder value

   99.2 Echelon International Corporation News Release dated November 2, 1999 regarding an announcement by the Board of Directors

   99.3 Echelon International Corporation New Release dated November 15, 1999 regarding 1999 third quarter financial results and update on exploration of stragetic alternatives